Form 10QSB
period 1999-03-31
TELTRAN INTERNATIONAL GROUP LTD
filed 1999-07-15
CIK 1069793

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934

For the quarterly period ended March 31, 1999.

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ----------------

Commission file number
                      -----------------------

                        Teltran International Group, Ltd.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      11-3172507
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              One Penn Plaza, Suite 4632, New York, New York, 10119
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 643-1283
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No  X
   ----             ----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
   ----             ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value -  12,741,318 shares as of July 16, 1999
-----------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes               No
   ----             ----

PART I.

Item 1. Consolidated Financial Statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF MARCH 31,
                                 (unaudited)

                                                                                          1999           1998
                                                                                       -----------    -----------
                                       ASSETS
Current Assets:
  Cash..............................................................................   $   172,644    $     3,604
  Accounts receivable...............................................................        53,603         23,908
  Prepaid expenses..................................................................         4,982         14,666
                                                                                       -----------    -----------
     Total current assets...........................................................       231,229         42,178
                                                                                       -----------    -----------
Other Assets:
  Goodwill--net of amortization.....................................................        36,917         40,273
  Organization expense--net of amortization.........................................            68            188
                                                                                       -----------    -----------
     Total other assets.............................................................        36,985         40,461
                                                                                       -----------    -----------
     Total assets...................................................................   $   268,214    $    82,639
                                                                                       -----------    -----------
                                                                                       -----------    -----------

               See accountants' compilation report and notes.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                                                          1999           1998
                                                                                       -----------    -----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Loan payable......................................................................   $    50,000    $    50,000
  Accounts payable, accrued expenses and taxes payable..............................       105,440         76,845
  Customer deposits.................................................................            --         12,432
  Corporation taxes payable.........................................................            --            876
                                                                                       -----------    -----------
     Total current liabilities......................................................       155,440        140,153
                                                                                       -----------    -----------
Long-Term Liabilities:
  Loan payable......................................................................            --        290,000
  Loans payable--stockholders'......................................................         1,245         69,641
                                                                                       -----------    -----------
     Total long-term liabilities....................................................         1,245        359,641
                                                                                       -----------    -----------
     Total liabilities..............................................................       156,685        499,794
                                                                                       -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- shares issued and outstanding
  Common stock, $.001 par value per share, 50,000,000 shares authorized and
     9,679,828 and 915,637 shares issued and outstanding, respectively..............         9,679            916
  Additional paid in capital in excess of par value.................................     2,775,133      1,501,928
  Deficit...........................................................................    (2,673,283)    (1,919,999)
                                                                                       -----------    -----------
     Total stockholders' equity (deficit)...........................................       111,529       (417,155)
                                                                                       -----------    -----------
     Total liabilities and stockholders' equity.....................................   $   268,214    $    82,639
                                                                                       -----------    -----------
                                                                                       -----------    -----------


               See accountants' compilation report and notes.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             1999         1998
                                                                                           ---------    ---------
Revenues:
  Sales.................................................................................   $  83,459    $  39,976
  Miscellaneous.........................................................................          --        1,714
                                                                                           ---------    ---------
                                                                                              83,459       41,690
Cost of Sales:
  Purchases.............................................................................     122,311           --
                                                                                           ---------    ---------
Gross profit............................................................................     (38,852)      41,690
                                                                                           ---------    ---------
Expenses:
  Salaries..............................................................................     113,301           --
  Outside services......................................................................      31,770       77,605
  Professional fees.....................................................................      31,960        4,000
  Fees--other...........................................................................      63,488           --
  Payroll taxes.........................................................................      10,310           --
  Leasing expense.......................................................................       4,780           --
  Travel................................................................................      18,641        7,759
  Insurance.............................................................................      13,009        7,190
  Rent..................................................................................      46,350        3,398
  Office expense........................................................................       1,502        5,510
  Miscellaneous.........................................................................         599           --
  Telephone.............................................................................       6,483       50,683
  Contributions.........................................................................       1,000           --
  Amortization expense..................................................................      20,498           --
                                                                                           ---------    ---------
     Total expenses.....................................................................     363,691      156,145
                                                                                           ---------    ---------
Loss from operations....................................................................    (402,543)    (114,455)
  Interest expense......................................................................      15,465           --
                                                                                           ---------    ---------
Loss before provision for income taxes..................................................    (418,008)    (114,455)
Provision for income taxes..............................................................         780          388
                                                                                           ---------    ---------
Net loss................................................................................   $(418,788)   $(114,843)
                                                                                           ---------    ---------
                                                                                           ---------    ---------
Net loss per share of common stock based upon 8,955,146 and 915,637 (weighted average)
  shares issued.........................................................................   $   (0.05)   $   (0.13)
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                 See accountants' compilation report and notes

                        TELTRAN INTERNATIONAL GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                        TELTRAN INTERNATIONAL GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             1999         1998
                                                                                           ---------    ---------
Cash Flows from Operating Activities:
Net loss................................................................................   $(418,788)   $(114,843)
Adjustment to reconcile net loss to net cash (used in) operating activities:
  Amortization expense..................................................................      20,498           30
  Decrease (increase) in accounts receivable............................................      40,693      (23,908)
  (Increase) in prepaid expenses........................................................      (4,982)     (14,666)
  Cash advances from factor (net of repayments).........................................     (65,193)          --
  Increase in customer deposits.........................................................          --       12,432
  Increase in accounts payable, accrued expenses and taxes payable......................         759       42,152
                                                                                           ---------    ---------
     Net cash (used in) operating activities............................................    (427,013)     (98,803)
                                                                                           ---------    ---------
Cash Flows from Investing Activities:
  Loans from stockholders and others....................................................          --       58,761
                                                                                           ---------    ---------
Cash Flows from Financing Activities:
  (Decrease) of convertible debentures payable..........................................    (180,488)          --
  Conversion of convertible debenture--stock issued.....................................     550,000           --
  (Decrease) in notes payable...........................................................    (550,000)          --
  Cash received as advances from investors..............................................     774,756       40,000
                                                                                           ---------    ---------
     Net cash provided by financing activities..........................................     594,268       40,000
                                                                                           ---------    ---------
Net increase (decrease) in cash.........................................................     167,255          (42)
Cash--January 1,........................................................................       5,389        3,646
                                                                                           ---------    ---------
Cash--March 31,.........................................................................   $ 172,644    $   3,604
                                                                                           ---------    ---------
                                                                                           ---------    ---------
Supplemental Disclosures:
  Income tax............................................................................          --           --
                                                                                           ---------    ---------
                                                                                           ---------    ---------
  Interest paid.........................................................................   $     749           --
                                                                                           ---------    ---------
                                                                                           ---------    ---------

                 See accountants' compilation report and notes.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--OPERATIONS

  Nature of Business

     Teltran International Group, Ltd. through its wholly owned Subsidiary Teltran International, Inc. (the "Company") provides services for state of the art telecommunications.

     Effective May 1, 1996, the shareholders of Teltran International Inc. ("the Subsidiary"), a Delaware corporation, completed a stock exchange with Spectratek Inc., a Utah corporation, whereby all the common shares of the subsidiary, were exchanged for 10,000,000 common shares of Spectratek, par value $.001. The 10,000,000 shares represented approximately 67% of the then total issued and outstanding 15,145,491 shares of Spectratek Inc.

     On October 6, 1997, Spectratek merged with Teltran International Group, Ltd., a newly formed Delaware corporation, with the surviving entity.

     Except as otherwise indicated by the context, references to "the Company" refer to Teltran International Group, Ltd. and the subsidiary.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

  Development Stage Activities and Operations

     At March 31, 1999, the Company has a net operating loss carryforward of approximately $2,673,000 after limitations based on changes in ownership.

     Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amounts are antidilutive. The weighted average number of common shares used to calculate loss per common share during this period was 8,995,146 and 915,637, respectively.

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the fact of the income statement.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Impairment of Long-Lived Assets

     The Company has not completed it's evaluation of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, management believes any such effect will not be material.

  Revenue Recognition

        Telecommunications revenues from services provided are recognized and billed as services performed.

  Major Customer

        During the period ended March 31, 1999, approximately 70% of the company's revenue was from one customer. Also, 97% of accounts receivable are from the same customer.

  Goodwill

        Goodwill is stated at cost and is amortized on a straight line basis over a life of 15 years. Amortization expense is $671 for the period ended March 31, 1999.

  Stock Options

        The Company recognizes compensation for stock options granted to

NOTE 3--NOTES RECEIVABLE

     In July 1996, the Company issued 3,166,667 shares of common stock to investors for the sum of $950,000. During the year ended December 31, 1996, the Company received $347,700 and the balance of $602,300 was received during the year ended December 31, 1997.

NOTE 4--DUE TO FACTOR

     In June 1998, the Company entered into a factoring agreement; financing the accounts receivable of their major customers. In February 1999, the Company terminated the factoring agreement and paid the outstanding balance in full.

NOTE 5--NOTES PAYABLE

     In January 1999, the Company issued $550,000 of convertible debentures due January 14, 2000 to non-related parties. Interest at 10% was forgiven. Shortly thereafter, all the debentures were converted to 1,104,444 shares of the Company's common stock. Financing costs related to these debentures were expensed.

     In August 1998, the Company issued $300,000 of convertible debentures due August 14, 1999 to non-related parties. The debentures accrued interest at 10%. The debentures are convertible into the Company's stock at $1.25 or 70% of the lowest closing bid price of the common stock, 30 trading days preceding the conversion date. During the period August through December 1998, $119,512 of debentures were converted to 269,158 shares of common stock. In connection with the transaction, the Company issued 30,000 warrants to purchase 30,000 shares of common stock at $1.25 per share. Financing costs of this transaction have been fully amortized as the convertible debentures were fully converted to 999,747 shares of common stock at March 31, 1999 (including prior conversion).

     Prior to 1998, the Company received a loan in the amount of $50,000. During 1998, this loan was renegotiated and terms were extended. The loan is due upon notification from the maker or upon the anniversary date of the renegotiation.

     In November 1997, the Company entered into a joint venture agreement with a group of unrelated foreign investors which provided for their participation of future profits of the Company in return for cancellation of indebtedness. In June 1998, the Company issued an aggregate of 6,000,000 shares to these investors in consideration of the termination of the joint venture.

NOTE 6--STOCKHOLDERS' DEFICIT

     During the period August 1998 to December 31, 1998 the Company issued 269,158 shares of its common stock upon the conversion of $119,512 of the debentures referred to in Note 5.

     The Company also issued 500,000 shares of its common stock to related parties of an officer and an officer as repayment of $100,000 advanced to the Company during the year.

NOTE 7--COMMITMENTS AND CONTINGENCIES

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. The Company was a development stage company and had no significant revenues and limited financing during the first three months of 1998. Additionally, the Company, as shown in the accompanying consolidated financial statements, has an accumulated deficit of $2,673,283 at March 31, 1999 and incurred a net loss of $418,788 during the period ended March 31, 1999. Subsequent to June 30, 1998, the Company is no longer a development stage company since revenues are continuing.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 MARCH 31, 1999

NOTE 7--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company rents its facility under a lease agreement through August 31, 2003.

     Future minimum lease payments under these agreements for the years ended December 31, are as follows:

2000..........................................................   $ 90,500
2001..........................................................     90,500
2002..........................................................     98,644
2003..........................................................     98,644
                                                                 --------
                                                                 $378,288
                                                                 --------
                                                                 --------

NOTE 8--STOCK COMPENSATION PLAN

     During the year December 31, 1998, the company granted 1,180,000 stock options, with a life of 10 years, to certain officers/directors, employees and non-employees that may be exercised at prices ranging from $.375 to $5.00 per share. Subsequent to December 31, 1998, the Company pursuant to the plan, granted 795,000 additional stock options, also with a 10 year life, to certain employees and non-employees that may be exercised at a price of $.59 per share. These options vested immediately upon the date of issuance.

     The following table summarizes certain information relative to stock options:

                                                                    WEIGHTED AVERAGE
INCENTIVE STOCK OPTIONS                                 SHARES      EXERCISE PRICE
----------------------------------------------------   ---------    ----------------
Granted.............................................   1,180,000         $ 1.69
Exercised...........................................           0             --
                                                       ---------
Outstanding--December 31, 1997......................           0             --
Expired/canceled....................................           0             --
Granted.............................................           0             --
                                                       ---------
Outstanding--December 31, 1998......................   1,180,000           1.69
                                                       ---------
                                                       ---------
Exercisable--December 31, 1998......................     497,500           1.69
                                                       ---------
                                                       ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this prospectus.

GENERAL

     Prior to April 1998 we were essentially a start-up venture. During 1998 most of our revenues were derived from acting as an OzEmail refile hub in the United States. During 1999 these revenues were diminishing and we devoted our efforts to promoting our affiliate arrangements with OzEmail as well as establishing businesses for our web portal. Therefore comparisons between 1998 and 1999 will be of limited value.

     During the balance of 1999 and early 2000 our Plan of Operation is to:

          o enter into and implement arrangements to provide wholesale customers in the United States with Internet telephony over the OzEmail system. We have already entered into three agreements to provide such services, two of which commenced in June and the third is scheduled to commence in July 1999. We are negotiating additional similar arrangements. Each of these arrangements requires us to expend money for equipment purchases and the payment of various fees.

          o seek to enter into arrangements to become an affiliate of OzEmail in additional countries. This, among other things, will enable us to provide economic services from the United States to those countries and participate in revenues on both ends of a call. We have received OzEmail's permission to establish affiliates in Bangladesh, Pakistan and Israel. We are seeking to finalize our arrangement in Pakistan. We are also negotiating to acquire an entity in England which will enable us to become an affiliate in the United Kingdom and Ireland.

          o develop our portal and provide other related businesses utilizing our portal. These including offering advertising on the Internet developing additional sales affiliate arrangements on the Internet. We also plan through our proposed joint venture to operate a website for the sale of music.

          o continue to augment other aspects of our telecommunications business as well.

     We cannot assure you that we will be able to successfully implement our plan.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

     Our revenues were approximately $83,459 for the first quarter of 1999 while the Company had revenues of approximately $41,690 in the comparable quarter in 1998. This increase was due to our generation of sales of our services as an affiliate in the OzEmail system.

     In spite of increased sales, we incurred net losses of ($418,788) in the first quarter of 1999 which was an increase from the net loss of ($114,843) in the first quarter of 1998. The increase was primarily due to an increase in salaries, professional and other expenses which were associated with the OzEmail affiliate business. Unless we obtain additional customers, or otherwise expand our revenue base, our accounts receivable and revenues may be concentrated with one or two customers.

YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

     Our revenues were approximately $535,000 for 1998 while we received no revenues in 1997. Over 70% of our revenues in 1998 were derived from OzEmail for acting as a refile hub. Revenues to be derived from this activity will decline in 1999.

     Our operating expenses during 1998 were approximately $709,400 compared to approximately $827,800 during the prior year. The reduced expenses were primarily attributable to a decline in salary expense in 1998 resulting from a reduction in staff.

     Since we did not commence income producing operations until 1998, we do not believe that either 1997 or 1998 are any indication of our future operations. We anticipate that the year 1999 will be the first full year of operations and that our revenues will be derived from businesses not conducted in 1998.

     Our monthly charges for the balance of the year under new agreements will exceed all our revenues earned in 1998. Based on these agreements and other activities we believe that we will have substantially increased revenues in 1999 as we begin to derive revenues from our voice telephony operations.

LIQUIDITY

     We had a working capital of approximately $75,700 as at March 31, 1999 compared to a negative working capital of approximately ($98,000) as at March 31, 1998. The increase was primarily attributable to increased reduction of debt resulting from conversion of debt in 1999. Also during 1998 we financed a portion of our receivables through a factoring arrangement. Since
December 31, 1998 we received gross proceeds of $650,000 from the sale of convertible notes and exercise of warrants. All the notes have been converted into equity and we have been able to repay and terminate our factoring arrangement. In June 1999 we completed a private placement of shares of Common Stock and received approximately $1,240,000. Upon effectiveness of this registration statement and in the absence of adverse changes these purchasers are obligated to pay us another $400,000 for additional shares.

     At the present time we are aware of only two possible substantial capital expenditures. We may have to purchase VINs at $9,000 per VIN to enable us to perform future affiliate arrangements. All affiliate arrangements require us to pay fees to connect various segments of the call. We also may have to contribute up to $300,000 as our contribution to the proposed joint venture with Antra Music Group.

     Additional funds may be required when we form joint ventures to establish foreign OzEmail affiliations and to pay for salaries under employment agreements with management. We believe funds obtained and to be obtained from the sale of shares and cash flow from operations will be sufficient for working capital purposes until June 30, 1999.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

                               LEGAL PROCEEDINGS

     In June 1999 an action was commenced against us in the United States District Court for the Southern District of New York. The plaintiffs claim that they suffered damages as a result of alleged fraudulent and negligent misrepresentations made in 1996 concerning the Company's prospects. We did not believe we have any liability to the plaintiffs and will vigorously defend this action. Our Company is not aware of any legal proceedings, or pending legal proceedings, to which we are party or to which our property is subject. A claim however has been made by a corporation for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. Such amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues which it believed arose from the relationship with the reseller. The claimant has failed to respond to our communications for the past several months.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Teltran International Group, Ltd.
                              ---------------------------------
                              (Registrant)

Date: July 16, 1999           /s/Byron R. Lerner
      ---------------         --------------------------------------------------
                              Byron R. Lerner, President Chief Executive Officer
                              Principal Financial and Accounting Officer