Form 10QSB
period 1999-06-30
TELTRAN INTERNATIONAL GROUP LTD
filed 1999-08-19
CIK 1069793

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934

For the quarterly period ended June 30, 1999.

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ----------------

Commission file number 33375885
                      -----------------------

                        Teltran International Group, Ltd.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      11-3172507
--------------------------------            ------------------------------------
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

Yes               No  X
    ---              ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
   ---               ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value -  12,879,183 shares as of July 16, 1999
- -----------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes               No
   ---               --

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

Part I  Financial Information

    Consolidated Balance Sheet at June 30, 1999 and December 31, 1998     1

    Consolidated Statement of Operations for the six months
       ended June 30, 1999 and 1998                                       2

    Consolidated Statement of Operations for the three months
       ended June 30, 1999 and 1998                                       3

    Consolidated Statement of Cash Flows for the six months
       ended June 30, 1999 and 1998                                       4

    Notes to Consolidated Financial Statements                            5

    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         #####

Part II   Other Information

          ITEM 1 - LEGAL PROCEEDINGS                                     #####

          ITEM 6 - EXHIBITS & REPORTS ON FORM 8-K - NONE FILED

PART I  FINANCIAL INFORMATION

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                     ASSETS


                                                                                  June 30,          December 31,
                                                                                    1999               1998
                                                                                ------------        ------------
Current Assets:                                                                 (Unaudited)
     Cash                                                                       $    958,354        $      5,389
     Accounts receivable                                                             466,311              94,296
     Investment                                                                    6,000,000                --
     Prepaid expenses                                                                110,563                --
     Deferred financing costs - net of amortization                                     --                19,797
                                                                                ------------        ------------
          Total current assets                                                     7,535,228             119,482
                                                                                ------------        ------------

Fixed Assets:

     Machinery & Equipment, net of accumulated depreciation                           29,138                --
                                                                                ------------        ------------

Other Assets:

     Goodwill - net of amortization                                                  222,662              37,588
     Organization expense - net of amortization                                           38                  98
                                                                                ------------        ------------
          Total other assets                                                         222,700              37,686
                                                                                ------------        ------------
          Total assets                                                          $  7,787,066        $    157,168
                                                                                ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Convertible debentures payable                                             $       --          $    180,488
     Loan payable                                                                     50,000              50,000
     Accounts payable, accrued expenses and taxes payable                            307,433             104,581
     Due to factor                                                                      --                65,193
     Corporation taxes payable                                                          --                   100
                                                                                ------------        ------------
          Total current liabilities                                                  357,433             400,362
                                                                                ------------        ------------
Long-Term Liabilities:

     Loans payable - stockholders'                                                     1,245               1,245
                                                                                ------------        ------------
          Total long-term liabilities                                                  1,245               1,245
                                                                                ------------        ------------

          Total liabilities                                                          358,678             401,607
                                                                                ------------        ------------
Commitments and Contingencies
Stockholders' Equity:

     Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding

     Common stock, $.001 par value per share, 50,000,000 shares authorized and 12,695,827 and 7,697,295 issued

          and outstanding, respectively                                               12,696               7,697
     Additional paid in capital in excess of par value                            15,855,916           2,002,359
     Deficit                                                                      (8,440,224)         (2,254,495)
                                                                                ------------        ------------
          Total stockholders' equity (deficit)                                     7,428,388            (244,439)
                                                                                ------------        ------------

          Total liabilities and stockholders' equity                            $  7,787,066        $    157,168
                                                                                ============        ============


    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                       For the six months ended June 30,


Revenues:                                                                1999             1998
                                                                      ---------        ---------
     Sales                                                            $ 540,179        $ 128,855
     Miscellaneous                                                        1,457             --
                                                                      ---------        ---------
                                                                        541,636          128,855
Cost of Sales:

     Purchases                                                          377,142           79,179
                                                                      ---------        ---------

Gross profit                                                            164,494           49,676
                                                                      ---------        ---------

Expenses:

     Salaries                                                           240,587             --
     Outside services                                                    40,170          118,858
     Professional fees                                                   72,789            7,000
     Fees - other                                                        70,039             --
     Payroll taxes                                                       10,213             --
     Leasing expense                                                      4,277            6,110
     Travel                                                              24,379           54,234
     Insurance                                                           19,131           12,004
     Rent                                                                61,495            3,398
     Office expense                                                       4,206            4,780
     Miscellaneous                                                       10,798             --
     Telephone                                                           11,724            2,673
     Contributions                                                        1,200             --
     Advertising                                                           --                567
     Amortization expense                                                 1,851               60
                                                                      ---------        ---------
          Total expenses                                                572,859          209,684
                                                                      ---------        ---------

Loss from operations                                                   (408,365)        (160,008)

     Interest expense                                                    36,753             --
                                                                      ---------        ---------

Loss before provision for income taxes                                 (445,118)        (160,008)

Provision for income taxes                                                  780              388
                                                                      ---------        ---------

Net loss                                                              $(445,898)       $(160,396)
                                                                      =========        =========

Net loss per share of common stock based upon 11,378,377
     and 915,637 (weighted average) shares issued, respectively       $   (0.04)       $   (0.17)
                                                                      =========        =========


    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                       For the three months ended June 30,


Revenues:                                                                    1999             1998
                                                                           ---------        ---------
     Sales                                                                 $ 456,720        $  87,165
     Miscellaneous                                                             1,457             --
                                                                           ---------        ---------
                                                                             458,177           87,165
Cost of Sales:
     Purchases                                                               254,831           79,179
                                                                           ---------        ---------

Gross profit                                                                 203,346            7,986
                                                                           ---------        ---------
Expenses:
     Salaries                                                                127,286             --
     Outside services                                                          8,400           41,253
     Professional fees                                                        40,829            3,000
     Fees - other                                                              6,551             --
     Payroll taxes                                                               (97)            --
     Leasing expense                                                            (503)           6,110
     Travel                                                                    5,738           46,475
     Insurance                                                                 6,122            4,814
     Rent                                                                     15,145             --
     Office expense                                                            2,704             (730)
     Miscellaneous                                                            10,199             --
     Telephone                                                                 5,241          (48,010)
     Contributions                                                               200             --
     Advertising                                                                --                567
     Amortization expense                                                      1,120               60
                                                                           ---------        ---------
          Total expenses                                                     228,935           53,539
                                                                           ---------        ---------

Loss from operations                                                         (25,589)         (45,553)

          Interest expense                                                     1,521             --
                                                                           ---------        ---------

Loss before provision for income taxes                                       (27,110)         (45,553)

Provision for income taxes                                                      --               --
                                                                           ---------        ---------

Net loss                                                                   $ (27,110)       $ (45,553)
                                                                           =========        =========
Net loss per share of common stock based upon 11,378,377 and 915,637
     (weighted average) shares issued, respectively                        $   (0.00)       $   (0.04)
                                                                           =========        =========



   The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                       For the six months ended June 30,


Cash Flows from Operating Activities:                              1999               1998
                                                               -----------        -----------
Net loss                                                       $  (445,898)       $  (160,396)
Adjustment to reconcile net loss to net cash
     (used in) operating activities:
      Amortization expense                                           1,851                 60
      (Increase) in accounts receivable                           (363,220)           (54,665)
      (Increase) in prepaid expenses                              (110,623)            (9,978)
      Decrease in deferred financing costs                          19,797               --
      Cash repayments to factor                                    (65,193)              --
      Increase in customer deposits                                   --               14,932
      (Increase) in investments                                 (6,000,000)
      Increase  in accounts payable, accrued expenses
          and taxes payable                                        196,152             32,583
                                                               -----------        -----------

          Net cash (used in) operating activities               (6,767,134)          (177,464)
                                                               -----------        -----------

Cash Flows from Investing Activities:
      Purchase of fixed assets                                     (29,138)              --
                                                               -----------        -----------


Cash Flows from Financing Activities:
      (Decrease) of convertible debentures payable                (180,488)              --
      Cash advances from factor                                        --              35,000
      Loans from stockholders and others                               --              81,761
      Conversion of convertible debenture - stock issued           676,319               --
      Exercise of warrants                                         244,937               --
      Private placement                                          1,008,469               --
      Investment                                                 6,000,000               --
      Cash received as advances from investors                        --               68,500
                                                               -----------        -----------

          Net cash provided by financing activities              7,749,237            185,261
                                                               -----------        -----------

Net increase in cash                                               952,965              7,797

Cash - January 1,                                                    5,389              3,646
                                                               -----------        -----------

Cash - June 30,                                                $   958,354        $    11,443
                                                               ===========        ===========

Supplemental Disclosures:

          Income tax                                                  --                 --
                                                               ===========        ===========

          Interest paid                                        $    36,753               --
                                                               ===========        ===========


   The accompanying notes are an integral part of these financial statements

              TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1999


Note 1--Basis of Presentation:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2--Material Events:

     During the quarter ended June 30, 1999, the following events occurred:

     a. The Company issued 2,000,000 shares of its common stock as an investment to a related party whereby each owns 50% of a joint venture.

     b. The Company received $1,154,969 representing the issuance of 278,999 shares of common stock in a private placement and 37,500 shares exercised from warrants previously issued.

     c. 585,000 common shares representing a previously declared stock dividend were issued during the quarter ended June 30, 1999.

     d. In a transaction effective June 1, 1999, the Company issued 94,500 common shares to acquire 100% of Channel Net, Ltd.

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

          o seek to enter into arrangements to become an affiliate of OzEmail in additional countries. This, among other things, will enable us to provide economic services from the United States to those countries and participate in revenues on both ends of a call. We have received OzEmail's permission to establish affiliates in Bangladesh, Pakistan and Israel. We are seeking to finalize our arrangement in Pakistan. We have also acquired an entity in England which will enable us to become an affiliate in the United Kingdom and Ireland.

          o develop our portal and provide other related businesses utilizing our portal. These including offering advertising on the Internet developing additional sales affiliate arrangements on the Internet. We also plan through our joint venture to operate a website for the sale of music.

          o continue to augment other aspects of our telecommunications business as well.

     We cannot assure you that we will be able to successfully implement our plan.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

     Our revenues were approximately $541,636 for the first six months of 1999 while the Company had revenues of approximately $128,855 in the comparable period in 1998. This increase was due to our generation of additional sales of our newly aquired entity in England.

     In spite of increased sales, we incurred net losses of ($445,898) in the first (six months) of 1999 which was an increase from the net loss of ($160,396) in the first six months of 1998. The increase was primarily due to an increase in cost of sales, salaries, professional fees and other expenses which were associated with the purchase of the new entity in England.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Our revenues were approximately $458,177 for 1999 while we received $87,165 in the comparable period in 1998. Over 70% of our revenues in 1998 were derived from OzEmail for acting as a refile hub. Revenues derived from this activity have declined in 1999. The increase in sales was primarily due to the revenues from the new entity in England.

     Our operating expenses during the second quarter of 1999 were $228,935 compared to $53,539 during the comparable period in 1998. The increased expenses were primarily attributable to the expenses incurred by our entity in England.

     The year 1999 will be the first full year of operations and that our revenues will be derived from businesses not conducted in 1998.

     We expect that our monthly charges for the balance of the year under new agreements will exceed all our revenues earned in 1998. Based on these agreements and other activities we believe that we will have substantially increased revenues in 1999 from our voice telephony operations.

LIQUIDITY

     We had a working capital of approximately $7,718,000 as at June 30, 1999 compared to a negative working capital of approximately ($92,000) as at June 30, 1998. The increase was attributable to the investment in Antra as well as proceeds from private placements and exercising of warrants.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

                               LEGAL PROCEEDINGS

     In June 1999 an action was commenced against us in the United States District Court for the Southern District of New York. The plaintiffs claim that they suffered damages as a result of alleged fraudulent and negligent misrepresentations made in 1996 concerning the Company's prospects. We did not believe we have any liability to the plaintiffs and will vigorously defend this action. Our Company is not aware of any additional legal proceedings, or pending legal proceedings, to which we are party or to which our property is subject. A claim however has been made by a corporation for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. Such amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues which it believed arose from the relationship with the reseller. The claimant has failed to respond to our communications for the past several months.

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