Form 10-Q
period 1999-09-30
TELTRAN INTERNATIONAL GROUP LTD
filed 1999-11-08
CIK 1069793

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934

For the quarterly period ended September 30, 1999.

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

Common Stock, $.001 par value -  13,371,283 shares as of September 30, 1999
- -------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes               No
   ---               --

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

Part I Financial Information

  Consolidated Balance Sheets at September 30, 1999 and
    December 31, 1998                                                         1

  Consolidated Statements of Operations for the nine months
    ended September 30, 1999 and 1998                                         2

  Consolidated Statements of Operations for the three months
    ended September 30, 1999 and 1998                                         3

  Consolidated Statements of Stockholders Equity for the nine months
    ended September 30, 1999 and 1998                                         4

  Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1999 and 1998                                         5

  Notes to Consolidated Financial Statements                                  6

Part II   Other Information

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                                      September 30,    December 31,
                                                                          1999            1998
                                                                      ------------    ------------
Current Assets:
       Cash                                                           $    498,048    $      5,389
       Accounts receivable                                               1,715,707          94,296
       Investment                                                        6,000,000              --
       Prepaid expenses                                                    163,350              --
       Loans and exchanges                                                  29,200              --
       Deferred financing costs - net of amortization                           --          19,797
                                                                      ------------    ------------
            Total current assets                                         8,406,305         119,482
                                                                      ------------    ------------
Fixed Assets:
       Machinery & Equipment, net of accumulated depreciation               29,138              --
                                                                      ------------    ------------

Other Assets:
       Goodwill - net of amortization                                      222,166          37,588
       Organization expense - net of amortization                               23              98
                                                                      ------------    ------------
            Total other assets                                             222,189          37,686
                                                                      ------------    ------------
            Total assets                                              $  8,657,632    $    157,168
                                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

       Convertible debentures payable                                 $         --    $    180,488
       Loan payable                                                         50,000          50,000
       Accounts payable, accrued expenses and taxes payable                574,078         104,581
       Due to factor                                                            --          65,193
       Corporation taxes payable                                               100             100
                                                                      ------------    ------------
            Total current liabilities                                      624,178         400,362
                                                                      ------------    ------------

Long-Term Liabilities:

       Loans payable - stockholders'                                         1,245           1,245
                                                                      ------------    ------------
            Total long-term liabilities                                      1,245           1,245
                                                                      ------------    ------------
            Total liabilities                                              625,423         401,607
                                                                      ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
       Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding
       Common stock, $.001 par value per share, 50,000,000 shares authorized and 13,371,283 and 7,697,295 issued
            and outstanding, respectively                                   13,371           7,697
       Additional paid in capital in excess of par value                22,484,841       2,002,359
       Deficit                                                         (14,466,003)     (2,254,495)
                                                                      ------------    ------------
            Total stockholders' equity (deficit)                         8,032,209        (244,439)
                                                                      ------------    ------------
            Total liabilities and stockholders' equity                $  8,657,632    $    157,168
                                                                      ============    ============

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                     For the nine months ended September 30,

                                                                         1999         1998
                                                                      ----------   ----------
Revenues:
       Sales                                                          $2,807,749   $  449,304
       Miscellaneous                                                       8,159           --
                                                                      ----------   ----------
                                                                       2,815,908      449,304
Cost of Sales:
       Purchases                                                       1,420,009      220,383
                                                                      ----------   ----------
Gross profit                                                           1,395,899      228,921
                                                                      ----------   ----------
Expenses:
       Salaries                                                          545,746       56,787
       Professional fees                                                 227,746      137,486
       Fees - other                                                       70,039        2,800
       Payroll taxes                                                      18,102        5,756
       Leasing expense                                                     8,397        8,259
       Travel                                                             86,013       87,825
       Insurance                                                          27,886       16,411
       Rent                                                              102,049       41,292
       Office expense                                                     21,861       21,032
       Miscellaneous                                                      12,538        1,915
       Registration fees                                                  12,469           --
       Business development                                                2,923           --
       Telephone                                                          52,724        7,688
       Contributions                                                       1,450           --
       Advertising                                                         6,505           --
       Amortization expense                                                2,302        7,285
                                                                      ----------   ----------
            Total expenses                                             1,198,750      394,536
                                                                      ----------   ----------
Income (loss) from operations                                            197,149     (165,615)
            Interest expense                                              36,753       17,703
                                                                      ----------   ----------
Income (loss) before provision for income taxes                          160,396     (183,318)
Provision for income taxes                                                 2,473          387
                                                                      ----------   ----------
Net income (loss)                                                     $  157,923   $ (183,705)
                                                                      ==========   ==========
Net income (loss) per share of common stock based upon 11,698,334
       and 6,929,082 (weighted average) shares issued, respectively   $     0.01   $    (0.03)
                                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    For the three months ended September 30,

                                                               1999         1998
                                                            ----------   ----------
Revenues:
       Sales                                                $2,267,570   $  320,449
       Miscellaneous                                             6,702           --
                                                            ----------   ----------
                                                             2,274,272      320,449
Cost of Sales:
       Purchases                                             1,042,867      141,204
                                                            ----------   ----------
Gross profit                                                 1,231,405      179,245
                                                            ----------   ----------

Expenses:
       Salaries                                                305,159       56,787
       Professional fees                                       114,787       11,628
       Fees - other                                                 --        2,800
       Payroll taxes                                             7,889        5,756
       Leasing expense                                           4,120        2,149
       Travel                                                   61,634       33,591
       Insurance                                                 8,755        4,407
       Rent                                                     40,554       37,894
       Office expense                                           17,655       16,252
       Miscellaneous                                             1,740        1,915
       Telephone                                                41,000        5,011
       Contributions                                               250           --
       Advertising                                               6,505         (567)
       Amortization expense                                        451        7,225
                                                            ----------   ----------
            Total expenses                                     610,499      184,848
                                                            ----------   ----------
Income (loss) from operations                                  620,906       (5,603)
            Interest expense                                        --       17,704
                                                            ----------   ----------
Income (loss) before provision for income taxes                620,906      (23,307)
Provision for income taxes                                       1,693           --
                                                            ----------   ----------
Net income (loss)                                           $  619,213   $  (23,307)
                                                            ==========   ==========

Net income (loss) per share of common stock based upon
       11,698,334 and 6,929,082 (weighted average) shares
       issued, respectively                                 $     0.05   $    (0.01)
                                                            ==========   ==========

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common  Stock            Capital
                                        ------------------------   in Excess of
                                         Shares        Amount        Par Value       Deficit
                                        ---------   ------------   ------------   ------------
Balance - January 1, 1998                 915,637   $        916   $  1,501,928   $ (1,805,156)

Issuance of shares (Aug. 1998)
  re: conversion of debt                   13,445             13          8,364             --

Issuance of shares (Aug.1998) as
  full payment of outstanding debt      6,000,000          6,000        284,000             --

Net loss for the period                        --             --             --       (183,705)
                                        ---------   ------------   ------------   ------------
Balance - September 30, 1998            6,929,082   $      6,929   $  1,794,292   $ (1,988,861)
                                        =========   ============   ============   ============

Balance - January 1, 1999               7,697,295   $      7,697   $  2,002,359   $ (2,254,495)

Issuance of shares re:
  conversion of debt                    1,835,033          1,835        674,484             --

Issuance of shares re:
     warrants                             167,500            167         98,270             --

Private placement                         278,999            279      1,008,190

Warrants exercised                         37,500             38        146,462

Investment                              2,000,000          2,000      5,998,000

Issuance of shares re:
     acquisition                           94,500             95        188,905

Stock dividend - 6/30/99                  585,000            585      5,739,246     (5,739,831)

Stock dividend - 9/1/99                   675,456            675      6,628,925     (6,629,600)

Net income for the period                      --             --             --        157,923
                                        ---------   ------------   ------------   ------------

Balance - September 30, 1999           13,371,283   $     13,371   $ 22,484,841   $(14,466,003)
                                       ==========   ============   ============   ============

    The accompanying notes are an integral part of these financial statements

                TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                     For the nine months ended September 30,

                                                                   1999           1998
                                                                   ----           ----
Cash Flows from Operating Activities:
Net Income (loss)                                              $   157,923    $  (183,705)

Adjustment to reconcile net income (loss) to net cash
    (used in) operating activities:

       Amortization expense                                          2,302          7,285
       (Increase) in accounts receivable                        (1,619,216)      (223,413)
       (Increase) in loans and exchanges                           (29,200)
       (Increase) in prepaid expenses                             (163,350)        (8,278)
       Decrease (increase) in deferred financing costs              19,797        (55,875)
       Cash (repayments) received- factor                          (65,193)        93,748
       Increase in accounts payable, accrued expenses
            and taxes payable                                      469,497         46,573
                                                               -----------    -----------
            Net cash (used in) operating activities             (1,227,440)      (323,665)
                                                               -----------    -----------

Cash Flows from Investing Activities:
       Purchase of fixed assets                                    (29,138)            --
                                                               -----------    -----------

Cash Flows from Financing Activities:
       (Decrease) Increase of convertible debentures payable      (180,488)       290,000
       (Decrease) in notes payable                                      --       (250,000)
       Loans from stockholders and others                               --          8,316
       Conversion of convertible debenture - stock issued          676,319         10,000
       Exercise of warrants                                        244,937        290,000
       Private placement                                         1,008,469             --
                                                               -----------    -----------
            Net cash provided by financing activities            1,749,237        348,316
                                                               -----------    -----------
Net increase in cash                                               492,659         24,651
Cash - January 1,                                                    5,389          3,646
                                                               -----------    -----------
Cash - September 30,                                           $   498,048    $    28,297
                                                               ===========    ===========
Supplemental Disclosures:
       Income tax                                              $       780             --
                                                               ===========    ===========
       Interest paid                                           $       749             --
                                                               ===========    ===========


    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999

Note 1 - Basis of Presentation:

      The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

      The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Material Events:

      During the nine months ended September 30, 1999, the following events occurred:

      In the six months ended June 30, 1999, the company issued 1,835,033 shares of common stock which represented the conversion of $ 850,000 of convertible debentures issued August 1, 1998 and due August 1, 1999. Relating to the same transaction, the company issued 167,500 shares when warrants that were issued as part of the convertible debenture transaction were exercised.

      In June 1999 the company issued 316,499 shares in a private placement transaction; the net proceeds to the company $ 1,154,969.

      The Company exchanged 2,000,000 shares of its common stock for 2,000,000 shares of common stock of another public corporation. The Companies are in the process of forming a joint venture in which each will own 50%.

      In a transaction effective June 1, 1999, the Company issued 94,500 common shares to acquire 100% of Channel Net, Ltd.

      585,000 common shares, representing a previously declared 5% stock dividend, were issued during the quarter ended June 30, 1999.

      675,456 common shares, representing a declared 5% stock dividend, were issued during the quarter ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this prospectus.

GENERAL

Forward Looking Statements

      Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Teltran cautions you that any forward-looking information provided by or on behalf of Teltran is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Teltran's control, including (i) the volatile and competitive nature of the telecommunications and internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Teltran's business in general and in the telecommunications and internet industries, (iv) failure of Teltran, its vendors or other third parties to achieve Year 2000 compliance, (v) changes in technology, (vi) reduced telecommunication rates, (vii) delays of third parties in commencing service and (viii) the impact of recent and future acquisitions on Teltran's business and financial condition. Teltran does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

Plan of Operations

      Prior to April 1998 we were essentially a start-up venture. During 1998 most of our revenues were derived from acting as an OzEmail refile hub in the United States. During 1999 these revenues were fully replaced by our successful efforts of promoting our Teltran VoIP Service as well as establishing businesses for our web portal. Therefore comparisons between 1998 and 1999 will be of limited value.

     During the balance of 1999 and early 2000 our Plan of Operation is to:

            o enter into and implement arrangements to provide wholesale customers throughout the world with Internet telephony. We have already entered into several such agreements to provide these services and others are scheduled to commence in the fourth quarter. We are negotiating additional similar arrangements. Each of these arrangements requires us to expend money for equipment purchases and the payment of various fees.

            o seek to enter into arrangements to become an affiliate of OzEmail in additional countries. This, among other things, will enable us to provide economic services from the United States to those countries and participate in revenues on both ends of a call. We have received OzEmail's permission to establish affiliates in Bangladesh, Pakistan and Israel. We have recently finalized agreements to originate and terminate traffic in Pakistan. We have also become an affiliate in the United Kingdom and Ireland thru ChannelNet, our newly acquired entity in England.

            o utilize ChannelNet switching to reduce the costs of worldwide terminations.

            o develop marketing strategies with Norweb, a national telecom network operator in the UK, and utilize our alliance with them to expand our VoIP network.

            o enhance our portal by providing additional related business services. These including offering banner ads, sponsorship agreements and other types of advertising. We will also develop additional sales affiliate arrangements on our portal and continue to run live internet chats on a monthly basis.

            o operate our joint venture, RecordsToGo.com, for the sale an auction of music. The venture is in the process of obtaining partner/affiliate agreements with a variety of music and non-music websites and will be marketing RecordsToGo.com worldwide.

            o promote and market our new ISP service through our web portal Teltran.com. The service will be competitively priced and will offer unlimited internet access, free e-mail and free home pages to all users.

            o expand our sales staff to resell our Unidial services to commercial accounts. Unidial operates as an independent network of telecommunications resellers. Unidial services will also be marketed to individuals via our Teltran.com web portal.

            o promote and market our new Fax over IP (FoIP) service to our customers. This service allows users to send and receive faxes over the internet at a reduced cost.

            o as a result of increased activity, hire new employees and obtain additional office facilities and equipment.

            o continue to augment other aspects of our telecommunications business as well.

      We cannot assure you that we will be able to successfully implement our plan.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

      Our revenues were approximately $2,200,000 for the third quarter of 1999 while the Company had revenues of approximately $320,000 in the comparable quarter in 1998. This increase was due to the generation of additional VoIP sales of our international telecommunications network.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      Our revenues were approximately $2,800,000 for the nine months ended September 30, 1999 while we received $449,000 for the nine months ended September 30, 1998.

      Our operating expenses during the nine months ended September 30, 1999 were approximately $1,199,000 compared to approximately $394,000 during the comparable period in 1998. The increased expenses were primarily attributable to an increase in salary expense and rent due to expanding our staff and office space. In addition, our professional fees increased due to our overseas acquisitions and increased filing requirements.

LIQUIDITY

     We had a working capital of approximately $7,800,000 as of September 30, 1999 compared to a negative working capital of approximately $208,000 as of September 30, 1998. The increase in capital resulted from receipt of proceeds from our placements totalling $1,890,000 and an increase in receivables and prepaid expenses in 1999. Since December 31, 1998 we received gross proceeds of $650,000 from the sale of convertible notes and exercise of warrants. All the notes have been converted into equity and we have been able to repay and terminate our factoring arrangement. In June 1999 we completed a private placement of shares of common stock and received approximately $1,240,000. Upon effectiveness of this registration statement and in the absence of adverse changes these purchasers are obligated to pay us another $400,000 for additional shares.

      In most instances capital requirements of our core business are not significant. To commence any new service, we will be required to purchase voice interface nodes (VINs), presently costing $9,000 per VIN. Additional VINs may be required based on call volume after commencement of service, but these will only be purchased if revenues justify the purchase. There are additional start-up costs for each new contract. In most instances we believe that costs associated with these capital expenditures may be obtained from funds available and from cash flow. There may be instances, however, where a new contract or service because of its size may require significant capital expenditures. In such instances we may have to seek debt or equity funding. There is no assurance that we will be able to obtain funding on terms favorable to us. We also may have to contribute up to $300,000 as our contribution to the proposed joint venture with Antra Music Group. We have to make minimum cash payments of approximately $185,000 to our two principal executive officers.

     We may have to pay additional costs when we form joint ventures to establish foreign OzEmail affiliations and to pay for the salaries of executives to manage and operate such ventures.

     We believe funds obtained and to be obtained from the sale of shares under present arrangements and cash flow from operations will be sufficient for working capital purposes through the year 2000.

YEAR 2000 DISCLOSURE

     With the new millennium approaching, many businesses and institutions are reviewing and modifying their computer systems to ensure they accurately process transactions relating to the Year 2000 and beyond, This effort is necessary because many existing computer systems and microprocessors with date functions, including those in non-information technology equipment and systems, use only two digits to identify a year in the date field and assume that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year 1900. Computer systems that calculate, compare or sort using the incorrect data may malfunction causing disruption of operations, including a temporary inability to process transactions, send invoices or engage in other normal business activities. Our failure to address potential Year 2000 malfunctions in our computer and non-information technology equipment and systems could have resulted in our suffering business interruptions, financial loss, reputational harm and legal liability.

     We have completed a thorough audit of our Year 2000 state of readiness including seeking and receiving representations from OzEmail and our Internet Service Providers. As a result we have determined that our business is fully Year 2000 compliant. Although we cannot predict with complete accuracy, we nevertheless anticipate no potential liabilities or stoppages in our business as a result of the new millennium.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Teltran International Group, Ltd.
                                        ---------------------------------
                                        (Registrant)

Date: November 3, 1999                  /s/ Byron R. Lerner
      ---------------                   ----------------------------------------
                                        Byron R. Lerner, President
                                        Chief Executive Officer
                                        Principal Financial and
                                        Accounting Officer