Form 10KSB
period 1999-12-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2000-04-12
CIK 1069793

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from ________________to ________________

                        Commission file number: 000-25641

                       Teltran International Group, Ltd.
              (Exact name of small business issuer in its charter)

          Delaware                                  11-3172507
          ------------------ --------      ------------------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)        Identification No.)

                 One Penn Plaza, Suite 4430, New York, NY 10119
               (Address of principal executive offices) (ZipCode)

                    Issuer's telephone number (212) 643-1600

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1999 were $2,453,189.

         The aggregate market value of the common stock held by non-affiliates of the issuer is $65,590,502, based on $4.844, which was the average of high and low sales prices on the OTC Bulletin Board on April 10, 2000.

         The number of shares outstanding of the issuer's common stock is 18,275,979 as of April 11, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

Item 1. Description of Business.

General

In July 1983, we were incorporated in Utah as Spectratek Incorporated and we subsequently incorporated as Teltran International Group Ltd in Delaware on October 6, 1997. In 1993 we formed a wholly owned subsidiary, Teltran International, Inc. and we use Teltran International to engage in our international telecommunications business. Since 1998 our primary business is acting as a seller of telecommunications time. In 1999 we began operating an Internet portal. Recently we have acquired entities in the United Kingdom which are engaged in or were commencing to engage in providing equipment services for Internet providers. Prior to 1998 we were engaged in attempts to develop our business and did not receive any significant revenues. References to "we", "us", or "our" include Teltran International as well.

Telecommunications industry background

During the last fifteen years, international telecommunications has changed dramatically. Deregulation has resulted in the end of monopolies and a proliferation of competitors. In addition, international agreements among most industrial nations have opened telecommunication markets to competition and foreign ownership. At the same time technology has changed adding to the overall efficiency of telecommunication services and increasing both call volume capacity and the quality of sound. These factors have also combined to reduce costs significantly. With the advent of new technology came the development of new methods of completing calls and reducing costs. One of the most prominent methods to achieve this is called refiling, which is the routing of calls from country A to country B for termination in country C. Because of the above mentioned changes, the rates charged callers using re-filed calls among the three countries is less than the rate they would otherwise pay for a connection directly between country A and country C.

Re-filing is typically achieved through a series of resale arrangements among carriers often involving the wholesale purchase of services on a per-minute basis by one long distance provider from another. A single international call may pass through the facilities of several long distance carriers and resellers before being terminated to a local telephone user by a carrier in the country of termination. Re-filing has caused the emergence of alternative international providers that rely on transmission services acquired on a wholesale basis from other long distance providers. These international providers include entities whose business is purely to act as a reseller.

The advent and proliferation of Internet Protocol, the computer language protocol used to transmit data over the Internet and managed networks, has added to the options available for the delivery of international telephone service. Internet telephony uses Internet Protocol and voice messaging equipment, or gateways, to receive voice messages, convert them into digital data packets, transmit them over the Internet at high speeds and retranslate them back into voice messages with digital clarity at the call receiver's end. The Internet telephony industry began in 1995, when experienced Internet users began to transfer voice messages from one personal computer to another. Subsequently, software was introduced which allowed personal computer users to place international calls via the Internet to other personal computer users for the price of a local call. Initially, the growth of Internet telephony was constrained due to the poor sound quality of the calls and because calls were mainly limited to those placed from one personal computer to another. However, as the industry has grown, substantial improvements have been made. New software has substantially reduced delays and improved voice quality. The use of private networks or Intranets to transmit calls as an alternative to the public Internet also helped to alleviate capacity problems. Developments in hardware, software and networks are expected to continue to improve the quality and viability of Internet telephony.

Internet telephony provides customers with substantial savings compared to conventional long distance calls. The total cost of an Internet telephone call is based only on the local calls to and from the gateways of the respective Internet providers. As a result the call bypasses the international settlements process which requires using the more expensive transoceanic fiber networks of traditional carriers.

HISTORY

Initially we intended to concentrate our efforts on establishing and operating a global messaging business. By pursuing that strategy we intended to provide our customers with a universal mailbox and a platform that was capable of generating multimedia broadcasts of messages and documents received by the client. In other words, the messages could be faxed or otherwise delivered to various locations within an enterprise. As an adjunct to our global messaging service we also intended to provide enhanced fax services including fax broadcasting. We postponed our efforts to provide global messaging services because of our inability at the time to obtain financing for equipment and due to the new telecommunications opportunities presented by Internet telephony. We derived insignificant revenues from the provision of global messaging services for clients through April 1998. After April 1998, we focused our efforts on exploiting opportunities in Internet telephony and derived revenues providing services as a refile hub for and affiliate of OzEmail Interline Pty, Limited. OzEmail Interline Pty Limited was a subsidiary of OzEmail Limited, a wholly owned Australian subsidiary of MCI WorldCom, Inc. On November 30, 1999, ITXC Corp purchased the intellectual property and contractual rights associated with the operations of the Internet telephony business of OzEmail Interline Pty Limited. We are currently operating our Internet telephony business through the ITXC network. We also are in the process of establishing our own systems for traffic between different countries. We have also acquired telecommunications companies in the United Kingdom.

Factors that affect the telecommunications industry

There is a chance technological changes in the telecommunications industry will make our business obsolete. We cannot guarantee that research and developments by others will not render our operations noncompetitive or obsolete. Our business strategy is subject to the risks inherent in the marketing of new services using new technologies and approaches in a rapidly evolving commercial environment. We cannot assure that unforeseen problems will not develop with these technologies or applications, or that we will be able to successfully address the technological challenges we encounter by entering into alternative arrangements for generating revenues.

Our success in the international telecommunications business may depend on factors beyond our control including the influence of domestic and foreign governments on our industry. We believe we will generate a substantial portion of our revenues by providing international telecommunications services to our customers on a wholesale basis. The international nature of our operations involves particular risks. These include changes in foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, economic downturns and political instability in foreign countries. Our business could also be adversely affected by a reversal in the current trend toward deregulation, or upon a change in the business affairs of ITXC Corp. In addition, our business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. Our U.S. international telecommunications services are subject to regulation by the FCC. The FCC requires international carriers to obtain authorizations under Section 214 of the Communications Act of 1934 prior to purchasing or leasing international facilities, or providing international service to the public. We have obtained the necessary licensure to conduct our business. We may be adversely affected by regulations of foreign governments as we seek to establish local affiliates outside of the United States. Foreign regulations may also affect affiliates that complete calls on behalf of our clients.

There are several factors unique to the telecommunications industry that may negatively influence our operating results, including revenues, costs and margins. Our revenues, costs and expenses may fluctuate in the future as a result of numerous factors. Our revenues in any given period can vary due to factors including call volume fluctuations, particularly in regions with relatively high per minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; financial difficulties of major customers; and pricing pressure resulting from increased competition. Technical difficulties or failures of portions of the ITXC system or other providers may impact our ability to provide service to our customers by preventing us from delivering call traffic. Additionally, technical difficulties with the network may cause loss.

INTERNET TELEPHONY

INTERNET TELEPHONY DESCRIPTION

Internet telephony is the use of the worldwide Internet system to transmit telephone, fax and other communications between two countries. This process consists of receiving a call or transmission, usually through a local carrier, to a switch and/or gateway, which contains software, which converts the voice input from the transmission to digital data, which is then routed to another country over the Internet. The basic equipment, which converts the transmission and routed is called a gateway. The Internet call is directed to a receiving country. A gateway in the receiving country performs the reverse process converting the digital data from the Internet to a voice format. This in turn is transmitted through local telephone providers to the ultimate destination.

The heart of any Internet telephony system is the gateway. There are several providers of gateways, including Lucent, Cisco, Clarent and VocalTec. OzEmail utilized their own gateways, which contained proprietary software. Each gateway, depending on the manufacturer, is capable of handling twenty-four or more simultaneous calls. The gateway is also used for billing, rating and verification purposes in conjunction with a gatekeeper or other external billing package.

The typical structure of a call placed through the Internet telephony system is as follows:

     o a person originates a domestic telephone call to a facility containing gateways;

     o the call is converted into a digital form and delivered to the Internet through the gateway and is routed to the country of destination;

     o the Internet transmission connects to a gateway in a foreign country where it is converted to analog and connected to foreign domestic local telephone network; and

     o the call is received by the person to which it was directed as a normal telephone call.

INTERNET TELEPHONY SYSTEM

OzEmail, before its sale to ITXC, operated and ITXC operates an Internet telephony network. The network consists of a consortium of companies in various countries that act as affiliates of the network for the transmission and receipt of service worldwide. All systems use gateways located in various parts of the world tied together by a network for the transmission, routing and connection of voice, data and fax communications through the Internet. The network may also utilize other conventional systems to organize and complete calls. OzEmail used its own proprietary gateways. Each affiliate primarily furnishes origination services in its area of affiliation but also furnishes termination service in its territory enabling affiliates in other countries to route calls into its territory for termination through the local affiliate over conventional public switched telephone networks. The local affiliate receives a termination fee for the completion. Each affiliate markets the service in its territory offering origination-calling services through the network. Each local affiliate is required to pay a fee to the network for all international services of the affiliate's customers routed through the network.

If no affiliate has been appointed in the country of destination, the call will be routed through an affiliate acting as a refile provider in a third country for the least expensive routing.

TELTRAN RELATIONS WITH INTERNET TELEPHONY NETWORKS

In 1998 we were appointed as a refile hub for OzEmail in the United States for calls terminating in countries without OzEmail affiliates. As a refile hub, we received calls for the OzEmail system and directed them through the least expensive routing to countries which had no OzEmail Internet termination. We derived approximately $535,200 in revenues from this activity in 1998 but revenues in 1999 were not material. The decline resulted from the utilization by OzEmail of a related party as a refile hub and to a lesser extent from an increase in affiliates.

In October 1998 we were appointed a non-exclusive OzEmail affiliate in the United States. This designation enabled us to sell international voice telephone availability through the OzEmail Internet system utilizing OzEmail technology and protocols to clients in the United States. In this capacity, we sought to wholesale Internet telephony capacity from North America to other locations around the world within the OzEmail network.

In the first quarter of 1999, we entered into agreements to provide call connection services from the United States to the Netherlands Antilles and South Africa. Prior to June 1999, we did not derive significant revenues from our affiliate operations. It took us, or our clients, a substantial period of time to complete testing, obtain compatible equipment and software and to complete arrangements with local telephone companies. In June 1999 we began service to Netherlands Antilles and South Africa for two clients. Through February 2000 we have completed calls totaling over 4.1 million minutes.

Generally OzEmail only permitted one affiliate in a country. By November 1999 we obtained affiliate status in the United Kingdom and Ireland through our ChannelNet subsidiary. We have executed contracts to provide service to an affiliate in Pakistan. This service has not begun due to, among other things, local government requirements. Subject to final agreements, we had received permission to become an affiliate in other countries. In November 1999 OzEmail disposed of its Internet telephony business to ITXC. ITXC Corporation is a provider of Internet-based voice and fax services located in Princeton, New Jersey, whose shares are listed on the NASDAQ National Market under the symbol "ITXC." It has been operating an Internet telephony network for more than the last two years, and reported revenues of over $25,000,000 in 1999. Public filings by ITXC indicate that, in the fall of 1999, ITXC completed its initial public offering and received over $70,000,000 in proceeds.

After the transfer of OzEmail's Internet telephony business to ITXC, we entered into a new arrangement with ITXC superceding our past arrangements. We believe the new arrangement will have substantial benefits as ITXC imposes less restrictions upon its affiliates than OzEmail did. For example, unlike OzEmail, ITXC does not limit the number of affiliates in any country. We are now free to become an affiliate in as many countries as we may desire. ITXC also does not require the use of proprietary gateways. We may use any commercial gateway as long as there exists a similar gateway in the receiving country. Finally, ITXC will provide the gateway for calls, originating in a country in which we are an affiliate, that terminate within the ITXC network. We are required to provide gateways for traffic which terminates outside of the ITXC network. We are also free to purchase gateways from third parties and establish our own network between any two countries.

By establishing gateways, either as an ITXC affiliate or directly, in other countries and sending calls through our own network for specific countries, we would have the ability to receive revenues from both ends of a call. In most instances we contemplate entering into arrangements with a local partner to implement foreign arrangements.

ITXC/OzEMail agreements

Our OzEmail affiliate agreements were in effect replaced by an agreement we signed with ITXC on November 23, 1999. Under the WWExchange Network Services agreement signed with ITXC, each company will provide termination services for calls from Internet telephony or public switched telephone networks. ITXC, at its own cost, will provide Teltran with five E-1 gateways. The contract runs through May 19, 2002, but may be terminated on 60 days' notice. The relationship established by the agreement is non-exclusive, and either company may provide termination services for other parties. We are authorized to originate calls that will terminate to worldwide destinations over the ITXC Internet telephony network and terminate calls that originate from the ITXC network. In effect, Teltran can become both a vendor (affiliate) and customer for ITXC. The gateways that we operate in the United States and abroad will transmit calls over the Internet worldwide through ITXC's or our own interconnected systems. As an affiliate or vendor for ITXC we must purchase the necessary gateways to provide that service. ITXC will purchase and install for us, as its customer, the gateways needed to originate calls that will terminate within the ITXC network. Affiliates in the ITXC system are also obligated to provide termination services to other ITXC affiliates in other countries, over ITXC's interconnected systems. Affiliates providing termination services charge originating affiliates a fee based on the rate the terminating affiliate has negotiated with the local carrier to terminate the call in the jurisdiction of its affiliation. ITXC collects the fees from the originating affiliate and, after deducting a service charge or mark up, remits the fee to the terminating affiliate.

Equipment

ITXC requires its affiliates to obtain a sufficient number of gateways to provide their services and to test them over a period of several weeks to determine the quality of service to the particular destination. We had previously purchased twelve gateways for an aggregate cost of $108,000 to service our existing United States clients at present levels through our OzEmail affiliates. We have replaced our OzEmail gateways with both ITXC-owned and Teltran-owned equipment. This process has been completed prior to February 2000. ITXC replaced, without cost to us, the equipment that will be used in terminating traffic with ITXC affiliates. We may receive additional gateways from ITXC at no cost as long as these gateways are used exclusively for sending calls over the ITXC network. These gateways belong to IXTC and must be returned to IXTC once we cease service. We also may purchase additional gateways outright for our own use. In any event, if the volume of calls we handle from our contracts grows to projected levels, or we initiate call services under additional contracts, we will need to purchase additional gateways. New gateways presently cost approximately $9,000 to $17,000 per 24-port unit, depending on the configuration required by our customers or local telecom regulation. We presently house all of our gateways at a technical facility operated by an unaffiliated party located close to our offices in New York City and Manchester, UK.

We have determined to establish our own network center and for that purpose are obtaining the equipment necessary for that purpose. We are in the process of purchasing or leasing equipment, including the lease of a switch from Cisco. We estimate the network center will be operational by June 30, 2000. It will be located at the New York colocation facility or technical center in New York
City utilized by the Company. Once the network center is operational the Company will be able to enter into direct arrangements to provide voice Internet services directly to other countries without utilizing the services of ITXC. It may also enable the Company to provide other telecommunication services including fax broadcasting. As a result of our purchases through Cisco, Cisco has advised us that we may participate in various programs which provide customers with various levels of programs established by Cisco which provide us with various levels of marketing and technical support depending on the amount of purchase.

Other Telecommunication Arrangements

Teltran regards itself as a telecommunications company and may enter into arrangements for the resale of telecommunications time not involving the ITXC network. Future arrangements may involve entirely different providers or a combination of ITXC and other providers. We intend to establish our own network facility at our existing co-location site in New York City. This will enable us to use our own network for Internet telephony, and other telecommunications services.

The Company has advanced funds to and has an understanding to acquire a start-up venture engaged in the marketing of casual access long distance services, better known as "10-10- dial-around". Dial-around is a telecommunications service that allows consumers to select alternative long distance providers by entering the particular provider's carrier identification code (CIC) prior to dialing a long distance telephone call. Charges for these calls generally appear on the caller's regular telephone bill.

Government regulation

We are licensed as an international reseller under Section 214 of the Federal

Communication Act. This regulation does not impose significant restrictions on our daily operations. We however are also affected by foreign regulators or foreign government-owned telephone systems. We or our affiliates may be required to obtain permission in connection with our client contracts. We will also be subject to foreign regulation if we are able to establish affiliates in foreign countries. For example, some foreign countries may limit the origination or termination of calls to and from their jurisdictions. The United Kingdom regulates the award of premium-rate telephone services.

Marketing/Customers

During 1998 our principal customer was OzEmail under the refile arrangement. During 1998 we received approximately 79.3% of our revenues from OzEmail. We did not derive significant refile revenues from OzEmail in 1999. we are not dependent upon OzEmail as a customer. We derived 17.1% of our revenues in 1998 from Telecom 2000 for providing it with domestic long distance capacity. This arrangement has terminated. No customer accounted for more than 5% of our revenues in 1999.

We market our service through our executive officers, one of whom is the vice president of sales and marketing. We have also entered into non-exclusive arrangements with agents who will receive a commission from the revenues generated by any of our customers introduced by an agent.

Competition

Currently, we compete with numerous other long distance resellers and providers. We believe our significant competition will be independent resellers and providers including providers of competing Internet voice telephony systems. Other competitors may include large telephone carriers like AT&T, MCI/WorldCom and Sprint, as well as other providers of international long distance services like STAR Telecommunications, Inc., and corporate alliances that provide wholesale carrier services, like "Global One". In addition, we have a non-exclusive affiliate arrangement with ITXC, therefore ITXC is free to appoint other affiliates which may result in our facing substantial competition from within the ITXC system. Many of our competitors are likely to be significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than we do. We compete for customers in the telecommunications markets primarily based on price and, to a lesser extent, the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if our competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or are able to offer other incentives to existing and potential customers.

Employees

We have nine full-time employees in New York, eight of whom are engaged in executive and technical functions and one of whom is a clerical employee. We also have five full time employees in the United Kingdom as a result of our ChannelNet acquisition. We also utilize consultants.

Technical facilities

We have an oral arrangement with an unaffiliated party by which our technical equipment is housed and maintained at this party's colocation facility in New York City located on the same block as our headquarters. All equipment, connections and telephone lines between us and our customers and overseas providers are presently located at this facility. We presently utilize the owner's equipment to effect these connections. We will locate our new network system at this facility.

We have recently entered into a lease in Miami, Florida where we intend to keep additional equipment.

Omnicom

In May 1999 we acquired all the shares of Omni Communications, Inc. Since it was formed in May 1994, "Omnicom" has been an authorized agent of UniDial Communications located in New York City. Omnicom had nominal assets and minimal annual revenues. UniDial is a telecommunications reseller. Resellers buy wholesale services from major carriers like IXC, Sprint, Internet Service Networks and local Bell companies to provide a spectrum of services to customers. We believe that the acquisition of OmniCom complements our line of telecommunications products and will accelerate our entry into the area of switched and dedicated phone services. These include 1+ outbound and toll free inbound calls, networking, frame relay, wireless phones and service, Internet access, debit cards, billing software, multi-media conferencing and network marketing services. We also plan to feature UniDial services on our website, http://www.teltran.com, in order to attract more small to mid-size businesses to our retail marketplace. Omnicom was acquired for 126,788 shares of our common stock. Even though the principal shareholder of Omnicom was also an officer of Teltran, we believe the acquisition was made on arm's length terms. Omnicom presently utilizes our offices.

United Kingdom Operations

We have determined to form a new United Kingdom subsidiary to hold, manage and coordinate all our United Kingdom subsidiaries. As of March 16, 2000, we had three subsidiaries, ChannelNet, Ltd., Internet Protocols, Ltd. and our recently formed Teltran Web Factory Ltd.

ChannelNet

We acquired all of the outstanding shares of ChannelNet Ltd. common stock on August 16, 1999, effective as of June 1, 1999, from an unaffiliated third party in an arm's length transaction. ChannelNet was incorporated in May 1999 under the laws of England and Wales and is located in Manchester in the United Kingdom. ChannelNet provides premium rate telecommunications services to customers in the United Kingdom.

Premium rate services are the United Kingdom equivalent of "900" number services in the United States. The dominant services are or will be provided primarily for Tarot card readings, voice messages, charitable solicitations and other non-adult services. At the time of acquisition, ChannelNet had insubstantial assets and liabilities. A primary reason for the acquisition was ChannelNet's potential as an affiliate of the OzEmail network. ChannelNet was the affiliate of OzEmail in the United Kingdom and Ireland and had received indication that it would be appointed an affiliate in additional countries. We entered into an agreement with the former stockholder of ChannelNet to purchase telecommunications equipment that is necessary for the operation of the ChannelNet business. Under that arrangement we will use the equipment in our operation of the ChannelNet business but will not acquire title to it until we complete making payments of approximately $535,000 in the aggregate by February 2001.

In consideration of our acquisition of the ChannelNet stock, we issued to the former shareholder of ChannelNet 94,500 shares of our common stock and we will be obligated to issue additional shares based upon earnings generated by the acquired ChannelNet business operations during the period of September 1999 through February 2001. In addition, we entered into an employment agreement with the key employee of ChannelNet for the operation of the ChannelNet business. This agreement provides in part that we will issue to that individual shares of our common stock based on the future earnings of the ChannelNet business.

ChannelNet has entered into an agreement with Norweb Telecom Limited, a national telecommunications network operator in the United Kingdom, indicating the intent of the parties to work together to develop opportunities in Internet telephony. As a result of this relationship, traffic can originate in the United Kingdom and Ireland for worldwide distribution over Teltran's Internet telephony network. Furthermore, traffic originating in other parts of the world can also be terminated in the U.K. Teltran and Norweb are exploring additional ways to take joint advantage of their geographic reach, technical expertise and distribution capabilities to offer additional services and to reach additional customers. In connection with this agreement, Norweb and ChannelNet entered into an agreement on November 23, 1999. Under the latest agreement with Norweb, ChannelNet will provide telecommunications services to Norweb, enabling Norweb, in turn, to provide Voice-over-Internet Protocol services to a customer. Services under this agreement has not commenced.

We have an understanding with DappaNet plc evidencing the intent of each party to work together for a two year period. DappaNet is a United Kingdom-based company engaged in hosting and design services and e-commerce activities, among other things. DappaNet has provided advice to our joint venture, RecordsToGo.com, and is providing advisory services in connection with our United Kingdom subsidiaries.

Internet Protocols Ltd.

In December 1999, we acquired Internet Protocols Ltd. Internet Protocols Ltd., which is based in the United Kingdom, commenced operations in 1999 as a provider of equipment and services to Internet service providers. Internet Protocols Ltd. provides Internet access services and installs wiring permitting customers to connect their computers to the Internet or to communicate with other computers so that the customer of the Internet provider can "dial up" and obtain access to the provider. Its primary activity is seeking revenue-sharing arrangements it can enter into with its customers for providing the use of equipment to access the Internet.

Web Factory

On March 15, 2000, our newly formed United Kingdom subsidiary, Teltran Web Factory Ltd., acquired all the assets of the network business conducted by The Web Factory Ltd., a U.K. affiliate of Datatec, a South African corporation. We also acquired certain financial software developed by the seller but not yet commercially sold. The network assets consists of equipment, including switches and servers, various customer contracts and the brand name in the United Kingdom "The Web Factory." The purchase price is (pound)3,000,000 (approximately $4,800,000) of which we paid (pound)750,000 (approximately $1,200,000). The balance is due in installments payable through December 31, 2000. The payment of our indebtedness is secured by the acquired assets. The Company intends to continue the operations formerly conducted by The Web Factory Ltd. We are exploring ways to intergrate the operations of this subsidiary and Internet Protocols.

Antra/Recordstogo.com

In April 1999, we exchanged 2,000,000 of our shares for 2,000,000 shares of Antra Holding Group Inc. As a result of the transaction Antra may be deemed a principal stockholder of Teltran. Antra is a company engaged through subsidiaries in the music business and whose stock is publicly traded. We made the exchange because we intended to enter into ventures with Antra and because we thought that their stock was of comparable value. To protect each party, the parties agreed that there would be an adjustment in the number of shares owned by an entity if there was a disparity in the relative market value of the two entities on January 1, 2000. As a result of this adjustment, we received an additional 800,000 shares of Antra's common stock.

With Antra, we have formed a corporation to establish a website for the sale of music recordings. The board of directors of this corporation consists of two members, one nominated by each of Teltran and Antra. Both the website and the joint venture corporation are named Recordstogo.com. We and Antra have each contributed at least $75,000 to the joint venture and each now owns 49% of the joint venture corporation's stock. Each of us have provided services to the venture, which will be reimbursed from the funds of the joint venture. We and Antra are each obligated, if requested upon unanimous decision of the board of directors, to contribute an additional $175,000 to this venture. We and Antra may also make additional voluntary contributions to the joint venture from time to time. The remaining two (2%) percent of the shares are owned by one of the joint venture's suppliers who is not affiliated with either Teltran or Antra.

Recordstogo.com, Inc. has entered into two agreements with distributors of music recordings for the distribution of records owned by these entities over the internet and through the website. The records in each case are not being currently marketed by their original producer or distributor.

The Recordstogo.com website (http://www.recordstogo.com/) has been designed and completed and may be viewed on the Internet. Recordstogo.com., Inc. has retained an agency to further develop the joint venture's marketing strategy and has been actively seeking relationships with a variety of different businesses that can provide content for or direct potential customers to the Recordstogo.com website. The joint venture corporation is also in the process of completing the appropriate databases and fulfillment capabilities at the warehouse of one of its suppliers. The joint venture contemplates commencing commercial operations on May 1, 2000.

Internet portal

Because it presented an opportunity that could be accomplished inexpensively, in February 1999 we instituted a web portal. A portal is a website which enables the user to access various other web sites without multiple steps, therefore saving the user time. We believe that maintaining an Internet portal will assist us in establishing a presence as an Internet service provider. While maintaining a website is not related to our Internet telephony business, we believe creating an Internet environment will enhance the brand recognition of the "Teltran" name and could potentially establish us as a well-regarded Internet brand. Our Internet portal contains direct links to many commercial sites. We have affiliate arrangements with retailers under which we will receive a percentage of revenues generated by consumers accessing the site through our portal.

Teltran now offers unlimited Internet access service for retail customers via the www.Teltran.com web portal.

We also expect Recordstogo.com, to increase our revenues through the sale of records, advertisements and music merchandise and to also attract more traffic to our web portal through cross-linking.

As part of its portal Teltran inaugurated "Chat-over-IP" with LANSource Technologies on an informal basis. LANSource is now a subsidiary of 3Com Corporation. The "Chat-over-IP" website (http://chatoverip.com) offers an opportunity for people interested in technological and business issues relating to "XoIP" services (e.g., Voice-over-Internet Protocol and Fax-over-Internet Protocol). Vendors to the XoIP industry contribute to or sponsor the site. Past sponsors include Microsoft, 3Com, Cisco, Hewlett-Packard, Cardiff Software, Brooktrout and Dialogic. Teltran has no other relationship with either LANSource or 3Com. The chatoverip.com website derives revenues from sponsorships and may also derive revenues from banner advertising on the site and paid listings in the site's directory of vendors. Chatoverip.com did not have revenues in 1999.

Seasonality

Our Internet telephony business is not subject to seasonal variations in volume of calls. However, our Internet portal experienced a decline in traffic during the summer of 1999, as compared to the preceding months. Management believes that the decline is due largely to the increased amount of time many Internet users spend outdoors during the warmer weather.

Item 2. Description of Property.

Our executive offices are located at One Penn Plaza, New York, New York 10119, where, under a new lease, we occupy approximately 4,800 square feet through March 31, 2010. The annual base rental for this space is approximately $220,000. Teltran will be responsible for utilities and other charges.

ChannelNet occupies an office at Enterprise House, 15 Whitworth Street West, in Manchester, U.K. The facility is leased by the former stockholder of ChannelNet, which is obtaining an assignment of the lease for the premises to ChannelNet.

Internet Protocols Ltd. has a 10-year lease, commencing in early 2000, for the space where it will house its equipment. The lease covers 1050 square feet at the London Switch, a facilities-management center. Internet Protocols Ltd. will have 80 racks for equipment of which it presently contemplates utilizing four to five racks. Internet Protocols Ltd. is permitted to provide any space it will not use to its customers for a fee. Internet Protocols Ltd. also maintains equipment at other locations, either with companies that provide it with services or under various short-term leases.

Teltran leases approximately 800 square feet in a colocation facility in Miami, Florida for $6,000.00 per month in base rent. This space is used exclusively for operating telecommunications equipment and providing telecommunications services. The lease runs for 3 years, from March 1, 2000 through February 28, 2003. The lease may be extended for an additional 3-year period, at Teltran's option.

See "Equipment" and "U.K. Subsidiaries," in Item 1 - Description of Business, for a description of equipment.

Item 3. Legal Proceedings.

In June 1999 an action was commenced against us in the United States District Court for the Southern District of New York entitled: Silverman et. al. v. Spectratek, Inc. et. al. The plaintiffs included, Steven Silverman, Joseph P. Mallon and Scott Broadbent. The defendants included Spectratek, Inc., one of our predecessors, and Byron Lerner, our chief executive officer.

The plaintiffs claim that Spectratek issued and caused to be issued misleading statements concerning the status of various contracts Spectratek was prepared to enter into. As a result of these statements, the plaintiffs purchased 156,000 shares of Spectratek's stock and suffered damages of an unspecified amount. Teltran denies all liability since it had actually entered into arrangements that were not consummated due to its financial condition at the time. We do not believe we have any liability to the plaintiffs and will vigorously defend this action. We made a motion to dismiss this action, which was granted in October 1999.
The plaintiffs have filed an amended complaint which we again moved to dismiss. This motion was denied in April 2000.

We are not aware of any other legal proceedings, or pending legal proceedings, to which we are party or to which our property is subject. However, in an unrelated matter, a claim has been made by a corporation for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. This amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues which it believed arose from the relationship with the reseller.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.


Our common stock is currently quoted on the OTC Bulletin Board under the symbol "TLTG." We have previously filed an application with the American Stock Exchange to have our stock listed on this Exchange. This application was rejected and we filed to have our stock traded on the NASDAQ National Market. We must appoint at least three independent directors to serve an audit and compensation committee of the board. No assurance can be provided that our stock will be accepted for trading on NASDAQ.

Set forth below are the high and low closing bid quotations for our common stock for the periods indicated as reflected on the OTC Bulletin Board. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period                                                  High              Low
------                                                  ----              ---

December 31, 1999                                      $11.50            $6.00
September 30, 1999                                      16.50             6.31
June 30, 1999                                            9.69             1.75
March 31, 1999                                           2.60              .60
December 31, 1998                                        1.19              .43
September 30, 1998                                       1.00              .75
June 30, 1998                                            2.94             1.88
March 31, 1998                                           3.13              .43
December 31, 1997                                         .13              .13
September 30, 1997                                        .18              .11
June 30, 1997                                             .33              .22
March 31, 1997                                            .65              .40

As of April 11, 2000, there were approximately 293 recordholders of our common stock, although we believe that there are more than thirty-five hundred beneficial owners of our common stock.

Dividend policy

We plan to retain most future earnings for use in our business. Nevertheless we have adopted a semiannual dividend policy commencing in 1999 to make a cash or stock distribution to holders of record as of a date to be selected in March and September of each year. We have declared a 5% stock dividend to holders of record on March 31, 2000 to be distributed April 14, 2000. Payment of dividends is within the discretion of our board of directors and cash dividends will depend, among other factors, upon our earnings, financial condition and capital requirements.

Recent Securities Transactions

The following sets forth information relating to all of our unregistered securities sold by us since December 31, 1995. All share numbers have been adjusted retroactively to reflect a 1 for 20 reverse stock split on December 31, 1997.

On May 1, 1996, we issued an aggregate of 500,000 shares of common stock to the stockholders of Teltran International in exchange for all of the outstanding capital stock of Teltran International. A total of nine shareholders received these securities. Of these, three were officers or directors of Teltran International and the other six were accredited, institutional investors, all of which Teltran believes are non-United States persons.

In June 1996 we issued 158,333 shares of our common stock in accordance with Regulation 504 of the Securities Act of 1933 for approximately $950,000.

In September, 1998 we issued 250,000 shares each to an affiliate of Byron Lerner and to another officer and director in satisfaction of indebtedness of $100,000. We believe the issuance of these shares is exempt from the registration requirements under Section 4(2) of the Securities Act.

In May 1998 we issued 6,000,000 shares of our common stock to twenty unaffiliated entities which collectively had the right to participate in our future earnings under agreement. These investors acquired the shares for investment. We believe the issuance of these shares is exempt from the registration requirements under Section 4(2) of the Securities Act.

In August 1998 and February 1999 we issued convertible notes in the aggregate principal amount of $850,000 to several foreign investors in a transaction exempt under Rule 504. We obtained proceeds of $300,000 in the August 1998 offering and $550,000 in February 1999 offering. In connection with the transaction we issued warrants exercisable at $1.25 per share in August to purchase 30,000 shares of common stock. In February 1999 we issued warrants exercisable at $.625 per share to purchase an aggregate of 137,500 shares of common stock. All of the notes have been converted and the corresponding shares issued. All of these warrants have been exercised prior to April 8, 1999. We received gross proceeds of approximately $975,000 from the sale of notes and exercise of warrants.

In April 1999 we issued 2,000,000 shares of common stock to Antra Holding Group Inc. in exchange for 2,000,000 shares of that corporation's shares. Teltran believes that the transaction was exempt from the registration requirements of the Securities Act under Section 4(2).

As of May 1999 we acquired all the shares of Omni Communications Inc. This company is an authorized agent of UniDial Communications, which operates as an independent network of telecommunications resellers. We issued 126,788 shares of our common stock to the sellers, of which James Tubbs received 100,000 shares. Mr. Tubbs is an officer and director of our company. Teltran believes the issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) . We have been advised that the only issuance of this company's shares were to the three sellers, all of whom were accredited investors.

In August 1999 Teltran issued 94,500 shares of common stock to the sole stockholder of ChannelNet, Ltd., effective as of June 1, 1999. Teltran believes the issuance of these shares is exempt from the registration requirements of the Securities Act under Section 4(2) . Prior to this acquisition by us, ChannelNet in 1999 issued its shares to its sole stockholder in an offshore transaction.
No other ChannelNet shares were issued.

Teltran issued an aggregate of 3,307,500 options between December 1998 and May 1999, all under Teltran's stock plans. All of these options were issued to officers, directors, employees and consultants to Teltran all of whom were familiar with Teltran's operation. Of the options Teltran issued 1,180,000 options in December 1998 with the balance issued between January and May 1999.

In December, 1999 the board of directors granted to Byron Lerner options to purchase 400,000 shares, at an exercise price of $4.00 per share, as compensation. The options are exercisable over a period of ten years.

In June 1999 Teltran issued a total of 316,499 shares of its common stock in connection with a private placement of its securities. The Company agreed to issue an additional 6,000 shares to a finder. An additional 776,529 warrants to purchase our common stock at $6.00 per share were issued to finders. The purchasers of the shares were accredited investors and Teltran believes this transaction is exempt from the registration requirements of the Securities Act under Section 4(2).

In December 1999, Teltran sold 625,000 shares for $8.00 per share and issued warrants to purchase 2,600,000 shares at prices ranging from $8.00 to $10.25 per share. Some of the persons who acquired shares and warrants in the June 1999 transactions acquired additional shares and warrants. If the market price of Teltran's shares approximately 60 days after a registration statement covering the shares issuable upon exercise of the warrants is less than the stated exercise price, the actual exercise price of these warrants will be reduced. In March 2000, the holders of these shares agreed to eliminate one of the reset provisions of their subscription agreements in exchange for a reduction of the purchase price specified in the warrants to $6.625 per share and an additional 208,331 shares of our common stock. The Company believes that this transaction was exempt from the registration requirements of the Securities Act under
Section 4(2).

In December 1999, the Company issued 37,500 shares to Dolores Miller, the spouse of Martin Miller. Ms. Miller is required to pay $295,312 for these shares. Martin Miller is a former director of the Company, having resigned in January 2000. Mr. Miller denies beneficial ownership of the shares owned by Ms. Miller.

As of December 18, 1999, Teltran acquired all of the issued and outstanding shares of Internet Protocols Ltd., a company engaged in rendering services to Internet service providers and others. Internet Protocols Ltd. enters into arrangements in accordance with which it shares revenue or charges a fee for use of its equipment. Teltran issued 1,481,566 shares in connection with the acquisition.

At the time of the acquisition, Teltran issued an additional 83,886 shares in escrow, which may be used to satisfy approximately $550,000 of indebtedness of Internet Protocols Ltd. to its former stockholder. The Company believes that the shares were issued under an exemption from the registration requirements of the Securities Act under Section 4(2). See "Item 12. Certain Relationships and Related Transactions -- Certain Recent Securities Transactions."

Item 6. Management's Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis in conjunction with the financial statements and related notes contained elsewhere in this report.

Forward-looking statements

Some of the statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various known and unknown risks and uncertainties and Teltran cautions you that any forward-looking information provided by or on behalf of Teltran is not a guarantee of future performance. Our actual results could differ from those anticipated by the forward-looking statements due to a number of factors, some of which are beyond Teltran's control, including:

     o the volatile and competitive nature of the telecommunications and Internet industry;

     o    changes in domestic and foreign economic and market conditions;

     o the effect of federal, state and foreign regulation on Teltran's business in general and on the telecommunications and Internet industries;

     o    changes in technology;

     o    reduced telecommunication rates;

     o    delays of third parties in commencing service; and

     o the impact of recent and future acquisitions on Teltran's business and financial condition.

Teltran does not undertake any obligation beyond the requirements of the federal securities laws to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

Plan of operations

During 2000 our plan of operation is to:

     o enter into and implement arrangements to provide wholesale customers throughout the world with Internet telephony. We are negotiating arrangements which, if implemented, would require us to expend money for equipment purchases and the payment of various fees.

     o seek to enter into arrangements to provide Internet telephony in additional countries that will enable us to participate in revenues on both ends of a call.

     o establish a network facility and expand the services offered including "Fax Over IP" and direct voice over IP to different countries.

     o develop marketing strategies with Norweb, a national telecom network operator in the UK, and utilize our alliance with them to expand our Internet telephony network.

     o enhance our portal by providing additional related business services. These including offering banner ads, sponsorship agreements and other types of advertising. We will also seeks to develop additional sales affiliate arrangements on our portal and continue to run live Internet.

     o jointly operate RecordsToGo.com, for the sale of music. The venture has entered into arrangements for the sale of records through the Internet.

     o integrate Internet Protocols Ltd., Teltran Web Factory, Ltd. our newly acquired subsidiaries in the United Kingdom with our recently created holding company.

     o promote and market our new Internet service provider service through our web portal, www.Teltran.com. The service will be competitively priced and will offer unlimited Internet access, free e-mail and free home pages to all users.

     o expand our sales staff for our UniDial services to solicit commercial accounts. UniDial operates as an independent network of telecommunications resellers. UniDial services will also be marketed to individuals via our www.Teltran.com web portal.

     o    hire new employees as needed because of increased activity.

     o    continue to augment other aspects of our telecommunications business.

We cannot assure you that we will be able to successfully implement our plan.

Results of Operations

Prior to April 1998 we were essentially a start-up venture. During 1998 most of our revenues were derived from acting as an OzEmail refile hub in the United States. During 1999 these revenues were fully replaced by our successful efforts in promoting our Teltran Internet telephony service as well as establishing businesses for our web portal. Therefore comparisons between 1998 and 1999 will be of limited value.

Comparison of the Years Ended December 31, 1999 and December 31, 1998

During the year ended December 31, 1999, the Company had revenues of $2,453,189 compared to revenues of $535,197 in 1998. The increase of 358% was due in significant part to Internet telephony revenues and revenue from our ChannelNet United Kingdom subsidiary. The latter revenues consisted primarily of premium rate services. The revenues in the fourth quarter 1999 were affected by the transition of Internet telephony operations from the OzEmail network to the IXTC network. In addition, the transition was delayed by the fear of Y2K problems.

Our gross profits increased in 1999 to $508,339 from $290,365 in 1998. During this period, however, our gross profit margin declined from 54% to 21%. The decline in gross profits margin arose because of the higher cost of communications in 1999 compared to 1998 as well as reduced rates in countries we provide Internet telephony services in 1999.

During 1999 our expenses increased to $2,605,024 from $709,757 in 1998. The increase was primarily due to cost we incurred to service existing and anticipated new business and to seek additional business. Salary and payroll expense increased by approximately $595,000 from approximately $143,300 in 1998 to $738,397 in 1999. This resulted from increased remuneration to existing officers and personnel and new hires. Professional fees increased by over $311,500 from $49,500 in 1998 to approximately $361,000 in 1999. This increase is primarily due to increased auditing and legal fees in connection with reflects our new regulatory obligations as a reporting company and in connection with our acquisitions. We incurred over $205,000 in advertising expenses in 1999 while having no expenditures for this purpose in 1998.

We incurred a loss on operations of $2,096,685 in 1999 compared to a loss of $418,992 in 1998 as a result of the foregoing. We had net loss of $2,237,235 in 1999 compared to a net loss of 449,339 in 1998. Our net loss in 1999 reflects the foregoing.

Liquidity

We had a working capital of approximately $2,810,506 as of December 31, 1999 compared to a negative working capital of approximately $280,880 as of December 31, 1998. We have financed our operations primarily out of private financing. Since December 31, 1998 we received gross proceeds of over $6,4000,000 from such financing. In December 1998 we received proceeds of $650,000 from the sale of convertible notes and exercise of warrants. All the notes have been converted into equity. As a result of that financing we have been able to repay and terminate our factoring arrangement. In June 1999 we completed a private placement of shares of common stock and received approximately $1,240,000. We completed an additional private placement in December 1999 and received approximately $5,550,000. Upon effectiveness of our registration statement on Form SB-2 and in the absence of adverse changes, these purchasers may pay us another $400,000 for additional shares.

The Company anticipates substantial capital and other expenditures during the year 2000. The Company will require additional funds for equipment in connection with the establishment of a network center in New York. It estimates it will incur equipment costs of our $500,000 in connection with the operation. It believes a portion of such cost may be satisfied by leasing arrangements. While ITXC may provide additional equipment without charge for calls originating over the IXTC network, the Company may have to purchase additional equipment to complete calls. If it initiates additional types of telecommunications services or establishes joint ventures in foreign countries, it may be required to obtain additional equipment. The Company is required to make additional payments of $3,600,000 in completing the purchase of Web Factory assets, funding its United Kingdom operations, funding up to an additional $65,000 for Recordstogo and $500,000 for officer salaries. If the Company cannot finance these costs from operations it will be required to obtain additional financing. It is presently exploring ways to obtain such additional financing. There is no assurance we will be able to obtain funding on terms favorable to us if at all. If the Company cannot obtain additional financing, it may have to curtail some additional activities.

Changes in capital and accumulated deficit

Paid-in capital increased by approximately $23,667,686 during 1999. Of this increase, $12,368,171 was attributable to the stock dividends we issued in June and September 1999. Under generally accepted accounting principles, we offset this entry by adding $12,368,450 to the accumulated deficit and $1,260 to capital stock. An adjustment of $981 was made to reflect the rounding of fractional shares issuable in the two stock dividends. As a result, there is no overall effect on stockholder's equity on account of the transaction. An additional $3,998,000 was added to paid-in capital with respect to the shares we issued to Antra in April 1999 in exchange for an equivalent amount of our shares. Additional entries were made to reflect amounts allocated for the issuance of additional shares: $674,484 for shares issued upon conversion of notes; $244,732 for shares issued upon the exercise of warrants; $188,905 for shares issued in connection with the ChannelNet acquisition; and $6,007,565 for other shares, including shares issued in the private placements in June and November 1999.

Our deficit increased by $14,606,666 even though our loss was only $2,237,235 for the year. The substantial increase in our accumulated deficit was in substantial part attributable to the stock dividends, as discussed above.

Year 2000 disclosure

Prior to the year 2000 many businesses and institutions reviewed and modified their computer systems to ensure they accurately process transactions relating to the Year 2000 and beyond. This effort was necessary because many existing computer systems and microprocessors with date functions, including those in non-information technology equipment and systems, use only two digits to identify a year in the date field and assume that the first two digits of the year are always "19." Consequently, on January 1, 2000, some computers that were not Year 2000 compliant read the year as 1900. Computer systems that calculate, compare or sort using the incorrect date may malfunction causing disruption of operations, including a temporary inability to process transactions, send invoices or engage in other normal business activities. Our failure to address potential Year 2000 malfunctions in our computer and non-information technology equipment and systems could have resulted in our suffering business interruptions, financial loss, harm to our reputation and legal liability. We nevertheless experienced no potential liabilities or stoppages in our business as a result of the new millennium. Because of the fear of the possible consequences of a Y2K problem, the implementation of our operations into the ITXC network was delayed in late 1999.

Item 7. Financial Statements.

See the financial statements beginning on Page F-1, filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.



Our directors and executive officers are:


Name                                   Age     Position
----                                   ---     --------

Byron R. Lerner......................  55      President, Chief Executive Officer and Director
James E. Tubbs.......................  39      Executive Vice President, Chief Operating Officer and Director
Peter Biagioli.......................  39      Vice President of Sales and Marketing
Mitchell Hershkowitz.................  31      Vice President of Operations
Michael Neville......................  44      Vice President  - UK Operations
James Supple.........................  35      Chief Financial Officer


Byron R. Lerner has been chief executive officer and president of Teltran since June 1997 and one of our directors since May 1996. Mr. Lerner was Teltran's chief financial officer between May 1996 and June 1997. Between 1993 and 1995, Mr. Lerner was president of International GlobalCom, a firm he founded which engaged in the resale of domestic and international long distance phone time. From 1990 to 1993 Mr. Lerner was president of L&S Communications, a reseller of domestic and international long distance telephone time.

James E. Tubbs has been our executive vice president and a director since May 1996. Between 1994 and 1995, Mr. Tubbs was president of OmniCom, a reseller of UniDial services; OmniCom is now a subsidiary of Teltran. From 1984 through May 1996 he was employed as an executive in various entities controlled by Brent Musburger, the sports broadcaster. Simultaneously Mr. Tubbs was employed in various capacities as an executive in sports and entertainment matters by the networks which engaged Mr. Musburger.

Peter Biagioli has been our vice president of sales and marketing since February, 2000. From February 1988 to January 1997 Mr. Biagioli was vice president of worldwide commercial development for the Manifest Division of TNT Express Worldwide. During the period November 1982 to January 1988 he was employed by Avis Rent A Car System Inc. and was a regional sales manager for the New York metropolitan market.

Mitchell Hershkowitz has been our vice president of operations since April 1999. From October 1997 through April 1999, Mr. Hershkowitz's title was director of operations. From October 1994 through October 1997, he was regional sales director for OmniCom.

Michael Neville has been our vice president of United Kingdom operations since February 2000. He is presently acting as a consultant on a part-time basis and providing services to others as a consultant. From July 1998 to January 2000, he was director of business development and wholesale services for Norweb. From August 1997 to May 1998, Mr. Neville was managing director of OzEmail Interline Pty., a joint venture between Metro Holdings and OzEmail Ltd. From 1989 to 1997, Mr. Neville held various positions with Cable and Wireless Communications; most recently his title was general manager - international partner services.

James Supple has been employed by us since July 1999 and since January, 2000 has been our chief financial officer. From 1994 to June, 1999 Mr. Supple was financial controller of Schiavetti, Geisler, Corgan, Soscia, DeVito, Gabriele and Nicholson a law firm located in the city of New York. From 1991 to 1994 Mr. Supple held various positions in the law firm of Gordon Altman Butowski Weitzen Shalov and Wein serving as assistant director of finance from 1992 through 1994.

Compliance with Section 16(a) of the Exchange Act.

Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than 10 percent of our common stock. Teltran had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years. All reports for officers and directors will be filed by May 1, 2000. Teltran will encourage beneficial owners of more than 10% of Teltran's common stock to file their reports by the same date.

Item 10. Executive Compensation.

We have retroactively adjusted the share and price per share information in this section to reflect the five percent stock dividends to holders of record on June 3, 1999 and September 1, 1999.

Our chief executive officer and two additional highest paid officers received the compensation listed below during the fiscal years ended December 31, 1997, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                Compensation Awards

                                                                                    Securities
Name and Principal Position                          Year        Salary          Underlying Options
---------------------------                          ----        ------          ------------------

                                                     1999       $159,375         951,250
Byron E. Lerner                                      1998         88,000         496,127 shares
     President and Chief Executive Officer           1997         37,500            --

James Tubbs                                          1999       $161,000         550,250
     Executive Vice President and                    1998         35,000         496,127 shares
     Chief Operating Officer                         1997         66,000            --

Peter Biagioli                                       1999       $124,466         132,300 shares
                                                     1998         41,477         132,300
                                                     1997         90,000            --



All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. The board of directors annually elects executive officers to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

1998 Stock Option plan

We have adopted our 1998 Stock Option Plan for our officers, employees and consultants and for those of any of our subsidiaries. The option plan authorizes the grant of options to purchase 3,307,500 shares of our common stock, after giving effect to our stock dividends. Options to purchase all 3,307,500 shares have been granted.

The option plan is administered by the board of directors. In general, the board, or a committee of the board, is empowered to select the persons to whom options would be granted and to determine, subject to the terms of the option plan, the number, the exercise period and other provisions of the options. The options granted under the option plan are exercisable in however many installments as may be provided in the grant.

Options granted to employees may either qualify as incentive stock options under the Internal Revenue Code or be non-qualified options. The board may determine the exercise price provided that, in the case of qualified options, the price may not be less than 100% of the fair market value of our common stock at the date of grant. In the case of qualified options granted to holders of 10% of or more the voting power of our stock, the price may not be less than 110% of the fair market value of our common stock at the date of grant. The aggregate fair market value, determined at the time the option is granted, of stock with respect to which qualified options become exercisable for the first time in any year cannot exceed $100,000.

The options are evidenced by a written agreement containing the above terms and other terms and conditions consistent with the option plan as the board of directors may impose. Each option, unless sooner terminated, shall expire no later than ten years or, in the case of qualified options granted to holders of 10% or more of the voting power of our stock, five years from the date of the grant, as the board of directors may determine. The board of directors has the right to amend, suspend or terminate the option plan at any time, provided, however, that unless ratified by our stockholders no amendment or change in the option plan will be effective for limited matters including increase in the total number of shares which may be issued under the option plan or extending the term of the option plan.

                       Options Granted in Last Fiscal Year

                           Number of Shares
                           Underlying Option Grant      Exercise Price      Expiration Date
                           -----------------------      --------------      ---------------

Byron Lerner                      275,625                   $0.51             January 31, 2009
                                  275,625                    3.49             May 8, 2009
                                  400,000                    4.00             December 30, 2009

James Tubbs                       275,625                   $0.51             January 31, 2009
                                  275,625                    3.49             May 8, 2009

Peter Biagioli                     22,050                   $0.51             January 31, 2009
                                  110,250                    3.49             May 8, 2009

                          Aggregate Option Exercises in
                        Last Fiscal Year and Fiscal Year
                                End Option Values

The table below provides information concerning stock option exercises during the fiscal year ended December 31, 1999 and the value of unexercised options at the end of that fiscal year. All of the unexercised options are in the money.


                                                                                         Value of
                        Shares                                 Number of Shares          Unexercised in the
                        Acquired on                            Underlying                Money Options at
Name                    Exercise          Value Realized       Unexercised Options       end of Year
----                    -----------       --------------       -------------------       ------------------

Byron Lerner            281,758           $2,285,416           1,165,617                 $5,368,137

James Tubbs             35,000            $  294,700           1,012,375                 $5,717,171

Peter Biagioli          35,000            $  294,700           225,000                   $1,252,202


The value of the in-the-money options is based on the market price of our common stock on December 31, 1999, which was $7.56 based on the average of high and low sales on the OTC Bulletin Board that day. All of the options were in the money.

On January 31, 1999 we issued options to purchase an additional 876,488 shares of common stock at $.51 per share exercisable immediately. Of these options 275,625 were issued to each of Messrs. Lerner and Tubbs and Martin Miller, then one of our directors. In May 1999 we granted options to purchase an additional 1,102,500 shares of our common stock at $3.49 per share. Of these, options to purchase 275,625 shares were issued to each of Byron Lerner, James Tubbs and Martin Miller. All the options granted in 1999 vested immediately.

On December 20, 1999 the board of directors awarded Byron Lerner an additional option to purchase 400,000 shares of common stock at $4.00 per share. On February 1, 2000 the board of directors awarded Byron Lerner and James Tubbs options to purchase 890,500 and 717,933 shares of our common stock, respectively. The exercise price of the options is $8.00 per share until August 2, 2000 and $1.00 thereafter. These options vest as to one-third (1/3) of the shares subject to the Option on August 2, 2000. An additional one third of the shares vest on each as of January 1, 2001 and January 1, 2002. The total number of shares subject to the option increase by an amount equal to the difference between 9.9% of the outstanding shares and the shares subject to the option (including exercised shares). The options are exercisable until February 1, 2010.

In December 1999 we issued a total of 573,000 shares of our common stock subject to existing options. The purchasers issued non-interest bearing notes totaling $362,318 as payment of the exercise price under the options for the shares. The notes are due July 1,

2000 or earlier if the shares are sold. Mr. Byron Lerner acquired 281,758 shares of common stock upon exercise of options and has delivered a note for $188,618 representing the unpaid exercise price and Mr. James Tubbs has acquired 35,000 shares and delivered his note for $11,550 representing the unpaid exercise price. Martin Miller, who was then a director, acquired 250,000 shares and issued his note for $127,500.

Employment agreements

We have entered into an employment agreement with Byron Lerner to serve as our president and chief executive officer. The agreement is for a term of 37 months commencing March 1, 1999 and unless notice of non-renewal is given at the end of first thirteen months or any later year, the term of the agreement is extended for an additional year period. Mr. Lerner received a base annual salary of $150,000 until August 1999 when the salary increased to $180,000. As amended, starting on February 1, 2000, the salary increased to $250,000. After that, the salary increases at the rate of ten percent per annum. The agreement provides for a bonus pool which shall be equal to 15% of net income as defined in the agreement of which Mr. Lerner will receive forty percent (40%) of the pool. Mr. James Tubbs, Teltran's executive vice president and chief operating officer, has entered into an identical agreement, as amended, with us.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 15, 2000, information concerning the beneficial ownership of our common stock.

     o each person who beneficially owns more than five percent of our outstanding common stock,

     o    each of our directors,

     o each of the executive officers named in the summary compensation table,

     o    all our directors and executive officers as a group and

Share ownership includes both shares beneficially owned and shares a person has the right to acquire under any option or warrant which is presently exercisable or which may be exercised within sixty days. These include 1,165,617 options in case of Byron Lerner, 1,012,375 options in case of James Tubbs, 229,600 options in the case of Peter Biagioli and 2,694,242 options for all officers and directors as a group.

Balmore S.A. owns 328,309 issued and outstanding shares, or approximately 2.1%, of our common stock. The bulk of Balmore's apparent ownership is in the form of warrants. Under an agreement with Teltran, Balmore is not allowed to exercise warrants if its total ownership of shares at any time would exceed 4.99% of Teltran's outstanding shares. Therefore, despite what appears to be Balmore's ownership of over nineteen percent (19%) of Teltran's common stock, Balmore is actually a holder of less than 5%.

Teltran has been advised that Balmore S.A has changed its name from Balmore Funds S.A. and that Matityahu Kaniel, who is a citizen of Israel, is the beneficial owner of 100% of the shares of Balmore S.A.

Antra Holding Group, Inc., a principal stockholder listed below, is a corporation whose stock is publicly traded. We are a principal stockholder of Antra Holding Group, Inc., having a beneficial interest in 2,800,000 or 22.7% of its outstanding shares. Joseph M. Marrone is President of Antra Holding Group, Inc. and a principal stockholder of Antra, owning approximately 1,900,000 or 15.40% of the outstanding shares of Antra.


                                                                  Shares                Percent of
                                                               Beneficially               Shares
Identity of Stockholder or Group                                   Owned                Outstanding
--------------------------------                               ------------             -----------

Byron Lerner..................................................    1,748,000                 9.6%
James Tubbs...................................................    1,444,188                 8.0%
Peter Biagioli................................................      263,600                 1.5%
Balmore S.A, C.B..............................................    3,312,429                19.3%
    Trident Chambers,
    P.O. Box 146
    Road Town Tortola
    British Virgin Islands
Antra Holding Group Inc.......................................    2,205,000                12.9%
    1515 Locust Street,
    Philadelphia, PA 19102
All Officers and Directors
    (6 persons)...............................................    3,742,438                18.9%


Item 12. Certain Relationships and Related Transactions

Information in this section is retroactively adjusted to reflect the five percent stock dividend to holders of record on June 3, 1999 and September 1, 1999.

During and prior to 1998 an affiliate of Byron Lerner and James Tubbs each advanced $50,000 to us. In 1998 all these advances were converted into 551,250 shares of our common stock. All these advances were interest free. Mr. Lerner has advanced approximately an additional $13,000 to us in 1998 and received an additional 71,662 shares of common stock.

In April 1999, we and Antra Holding Group Inc. exchanged shares of each other's stock. We received 2,000,000 shares of Antra's common stock and Antra owns 2,205,000 shares of our common stock. Antra is a public company engaged through subsidiaries in the music business. As a result of the transaction Antra may be deemed a principal stockholder of Teltran. We have entered into an agreement with Antra which requires an adjustment in the shares delivered in connection with the above-described exchange. If on the first business day of the year 2000 either Antra's shares or our shares are trading less than 20% below the market price of the other party's shares, the party whose shares are trading lower must issue additional shares to the other party. As a result of this adjustment we received an additional 800,000 shares of Antra's common stock.

We formed a joint venture corporation with a subsidiary of Antra to market records with Antra through a website to be established on the Internet using our portal. We and Antra each own 49% of the outstanding shares of this corporation with an unrelated third party owning 2% of the outstanding shares. We each will be equally responsible for funding and share equally in losses and profits. This venture initially will market records owned by independent third parties through the Internet. See Item 1 - Description of Business

As of May 1999 we acquired all the shares of Omni Communications Inc. This company is an authorized agent of UniDial Communications. We issued 126,788 shares of our common stock to the sellers, of which James Tubbs received 110,250 shares. Mr. Tubbs is an officer and director of Teltran. We did not obtain a fairness opinion.

A portion of the space leased by us is occupied by entity, a corporation in which two of our officers have an equity interest. These entities are paying us an aggregate of $48,000 per annum for the use of the facilities. We believe the terms are fair and are equal to what we would have received from an independent third party.

Certain recent securities transactions

On August 16, 1999, in exchange for 94,500 shares of our common stock, we acquired all of the outstanding shares of ChannelNet Ltd. common stock, effective June 1, 1999. ChannelNet has been providing premium-rate telecommunications services to customers in the United Kingdom as well as being an OzEmail affiliate in the United Kingdom and Ireland. Byron Lerner and James Tubbs, officers and directors of Teltran, became directors of ChannelNet.

In June 1999 we issued a total of 332,324 shares of common stock in connection with a private placement of our securities. Five investors acquired 326,024 shares at $3.81 per share. If the price of our common stock is selling below specified levels after the offering, we may have to issue additional shares to these investors. The purchasers of 286,650 of the shares are required to purchase an additional number of shares after this registration statement is declared effective provided that there is no material change adversely effecting Teltran. An additional 6,300 shares were issued to a finder and an additional 815,355 warrants to purchase our common stock at $5.71 per share were issued to finders. In November 1999, Teltran sold an additional 625,000 shares for $8.00 per share and issued warrants to purchase 2,600,000 shares at prices ranging from $8.00 to $10.25 per share. If the market price of Teltran's shares approximately 60 days after a registration statement covering the shares issuable upon exercise of the warrants is less than the stated exercise price, the actual exercise price of these warrants will be reduced.

In April,1999 we agreed to issue options to purchase shares of our common stock to Corrie Ltd. and Craighouse Ltd. if their assistance proved successful in obtaining international communication arrangements. These options, if issued, may entitle the holder or holders to purchase an aggregate maximum of 450,000 shares of common stock. While the conditions for these options have not occurred, we believe there is a strong possibility that these options will be issued. Neither of these entities or their principals are related to Teltran.

In December 1999, the Company issued 37,500 shares to Dolores Miller, the spouse of Martin Miller. Ms. Miller is required to pay $295,312 for these shares. Martin Miller is a former director of the Company, having resigned in January 2000. Mr. Miller denies beneficial ownership of the shares owned by Ms. Miller.

As of December 18, 1999, Teltran acquired all of the issued and outstanding shares of Internet Protocols Ltd., a company engaged in rendering services to Internet service providers and others. Internet Protocols Ltd. enters into arrangements under which it shares revenue or charges a fee for use of its equipment. Teltran issued 1,481,566 shares in connection with the acquisition. We have also purchased shares of Internet Protocols Ltd. directly from the company for approximately $3,000,000 payable in installments through August 2000. The ultimate purchase price for the shares acquired from the former shareholder may be increased or decreased depending upon the valuation of Internet Protocols Ltd. in November 2000. One-half of the shares issued to the former shareholder were deposited in escrow covering indemnification and possible downward revaluation. At the time of the acquisition, Teltran issued an additional 83,886 shares in escrow, which may be used to satisfy approximately $550,000 of indebtedness of Internet Protocols Ltd. to its former stockholder. The price was determined by negotiation. Recently, the parties have agreed in principle to reduce the price paid by the Company to Internet Protocols from (pound) 10,800,000 to (pound) 9,600,000. The number of shares may be adjusted in certain circumstances based on a decline in the market price of the Company's shares.

Item 13. Exhibits and Reports on Form 8-K.

(a) INDEX TO EXHIBITS.


 EXHIBIT
   NO.            DESCRIPTION*
   ---            ------------

 3.1     --       Certificate of Incorporation (a)
 3.2     --       Certificate of Ownership and Merger of Spectratek
                  Incorporation by Teltran International Group,  Ltd.(a)
 3.3     --       Amendment to Certificate of Incorporation (a)
 4.      --       By-Laws(b)
10.1     --       1998 Stock Option Plan (a)
10.2     --       Employment Agreement between Byron Lerner and Registrant (a)
10.2(a)  --       Employment Agreement between James Tubbs and Registrant (b)
10.2(b) --        Amendment 1 dated as of January 31, 2000 to the Employment
                  Agreement between Byron Lerner and Registrant *
10.2(c) --        Amendment 1 dated as of January 31, 2000 to the Employment
                  Agreement between James Tubbs and Registrant *
10.3     --       USA Interconnectivity and Support Agreement dated October
                  12,1999 (a)
10.4     --       USA Intellectual Property License Agreement dated October
                  12,1999
                  between OzEmail and Registrant (a)
10.5     --       Telecommunication Services Agreement dated October 15, 1998 between OzEmail and Registrant (a)
10.6     --       Extension and Modification of OzEmail Agreement (e)
10.7     --       Subscription Agreement dated June 10, 1999 (c)
10.8     --       Memorandum Agreement between Registrant and Antra Holdings
                  Group Inc.(c)
10.9     --       (i)      Exchange Agreement dated as of July 15, 1999 between
                  Barclay Brydon Limited and Teltran International Group,Ltd.,
                  as amended by the Closing Memorandum dated August 16, 1999(d)
                  (ii)     Memorandum of Closing between and among Barclay
                  Brydon Limited and Teltran International Group, Ltd., dated
                  August 16, 1999(d)
10.10     --      Restated and Amended Stockholders' Agreement dated
                  January 24, 2000 amending and restating the Agreement dated as of September 30, 1999 among Teltran International Group, Ltd.,
                  Antra Group Holdings, Inc., and Recordstogo.com Inc. *
10.11     --      Telecommunications Services Agreement between Teltran
                  International, Inc. and Pacific Gateway Exchange (f)
10.12     --      Telecommunications Services Agreement between Teltran
                  International, Inc. and North American Gateway, Inc.(f)
10.13     --      Exchange Agreement among Teltran International Group, Ltd.
                  and the Sellers named on Schedule A.(f)
10.14     --      Deferred Equipment Purchase Agreement, dated August 16, 1999, between Barclay Brydon Limited and Teltran International
                  Group, Ltd. (g)
10.15     --      ChannelNet Limited Service Provider Agreement with Norweb
                  Telecom Limited, dated November 23, 1999 (g)
10.16    --       Acquisition Agreement made as of December 18, 1999, by and among Teltran International Group, Ltd. and Internet Protocols
                  Limited and the Shareholders of Internet Protocols Limited.
                  (h)
10.17    --       Office Lease, One Penn Plaza, New York. *
10.18    --       Commercial Lease Agreement , made and effective February 4,
                  2000 by and between TELEVISIONES COMMUNICATIONS, CORP. and
                  Teltran International Group, Ltd., for collocation facility in Miami, Florida. *
10.19    --       WWExchange Network Services Agreement by & between Teltran
                  International, Inc. & ITXC Corp. *
10.20    --       Stock Option Agreement, made as of February 1, 2000 between
                  Teltran International Group, Inc. and Bryon R. Lerner. *
10.21    --       Stock Option Agreement, made as of February 1, 2000 between
                  Teltran International Group, Inc. and James Tubbs. *
10.22    --       Form of Promissory Note, dated December 9, 1999, used in
                  connection with the exercise of stock options. *
21.1      --      Subsidiary List *
23                Consent of Liebman Goldberg & Drogin*
27        --      Financial Data Schedule*

         * Filed herewith.

         (a) Previously filed with the Company's Form 10-SB on March 24, 1999

         (b) Filed with the Company's Amendment 1 to its Form 10-SB

         (c) Filed with the Company's Amendment 1 to its Form SB-2

         (d) Filed with the Company's Form 8-K, dated August 16, 1999.

         (e) Filed with the Company's Amendment 2 to its Form SB-2.

         (f) Filed with the Company's Amendment 3 to its Form SB-2.

         (g) Filed with the Company's Amendment 4 to its Form SB-2.

         (h) Filed with the Company's Current Report on Form 8-K on January 3, 2000


(b) Reports on Form 8-K.

No new reports on Form 8-K were filed during the last quarter of the period covered by this report. However, an amendment containing financial statements was filed on October 19, 1999 with respect to the Form 8-K originally filed on August 31, 1999. Additionally, a Form 8-K was filed on January 3, 2000, with respect to an acquisition that occurred on December 18, 1999. An amendment containing financial statements was filed on March 2, 2000 with respect to this Form 8-K.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 11, 2000                    TELTRAN INTERNATIONAL GROUP, LTD.


                                        By:  /s/ Byron R. Lerner
                                           -----------------------------------
                                           Byron R. Lerner, President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date: April 11, 2000               /s/ Byron R. Lerner
                                        --------------------------------------
                                        Byron R. Lerner, President, Chief
                                           Executive Officer and Director


     Date: April 11, 2000               /s/ James E. Tubbs
                                        --------------------------------------
                                        James E. Tubbs, Executive Vice
                                           President, Chief Operating Officer
                                           and Director


     Date: April 11, 2000               /s/ James Supple
                                        --------------------------------------
                                        James Supple, Chief Financial Officer

                        TELTRAN INTERNATIONAL GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      with

                          INDEPENDENT AUDITORS' REPORT

                          Independent Auditor's Report


The Board of Directors

Teltran International Group, Ltd. and Subsidiaries

We have audited the consolidated balance sheet of Teltran International Group, Ltd. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teltran International Group, Ltd. and Subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.



Liebman Goldberg & Drogin LLP
Garden City, New York

March 10, 2000

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE NO.
Part I Financial Information

      Consolidated Balance Sheet at December 31, 1999                              F-1

      Consolidated Statements of Operations for the year
           ended December 31, 1999 and 1998                                        F-2

      Consolidated Statements of Stockholders Equity for the year
           ended December 31, 1999 and 1998                                        F-3

      Consolidated Statements of Cash Flows for the year
           ended December 31, 1999 and 1998                                        F-4

      Notes to Consolidated Financial Statements                                   F-5-F-15

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      December 31,
                                                                          1999
                                                                      ------------
Current Assets:
      Cash                                                            $  3,823,468
      Accounts receivable - net of allowance
           for doubtful accounts of $ 398,067                              978,037
      Prepaid expenses and other current assets                            192,466
                                                                      ------------
           Total current assets                                          4,993,971
                                                                      ------------
Property and Equipment
      Machinery & Equipment, net of accumulated depreciation             1,094,816
                                                                      ------------
Other Assets:
      Investment (Cost method)                                           4,000,000
      Security deposits                                                     50,705
      Goodwill - net of amortization                                       229,564
                                                                      ------------
           Total other assets                                            4,280,269
                                                                      ------------
           Total assets                                               $ 10,369,056
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Loan payable                                                    $     97,818
      Accounts payable, accrued expenses and taxes payable               2,069,556
      Corporation taxes payable                                             16,090
                                                                      ------------
           Total current liabilities                                     2,183,464
                                                                      ------------
Long-Term Liabilities:
      Loans payable - stockholders'                                          1,245
      Long term debt                                                        50,449
                                                                      ------------
           Total long-term liabilities                                      51,694
                                                                      ------------

           Total liabilities                                             2,235,158
                                                                      ------------

Commitments and Contingencies

Stockholders' Equity:
      Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding
      Common stock, $.001 par value per share, 50,000,000 shares authorized and 16,420,983 and 7,697,295 issued
           and outstanding, respectively                                    16,421
      Additional paid in capital in excess of par value                 20,795,070
      Note receivable                                                     (391,219)
      Stock subscription receivable                                       (295,312)
      Deficit                                                          (11,988,871)
      Translation adjustment                                                (2,191)
                                                                      ------------
           Total stockholders' equity                                    8,133,898

                                                                      ------------
           Total liabilities and stockholders' equity                 $ 10,369,056
                                                                      ============

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the year ended December 31,

                                                         1999           1998
                                                     -----------    -----------
Revenues:
      Sales                                          $ 2,453,189    $   535,197

Cost of Sales:
      Purchases                                        1,944,849        244,832
                                                     -----------    -----------
Gross profit                                             508,339        290,365
                                                     -----------    -----------

Expenses:
      Salaries                                           738,397        143,356
      Outside services                                    50,331        271,850
      Professional fees                                  361,031         49,531
      Bad debts                                          398,067              -
      Fees - other                                        95,039          9,384
      Payroll taxes                                       26,167         14,878
      Leasing expense                                     13,834         11,446
      Travel                                             168,257         93,701
      Insurance                                           41,297         28,863
      Rent                                               153,440         48,834
      Office expense                                      21,208          3,435
      Miscellaneous                                       25,089          3,908
      Maintenance costs                                    2,030              -
      Printing                                            39,825              -
      Commissions                                         21,538              -
      Depreciation                                         6,785              -
      Registration fees                                   16,135              -
      Business development                                70,304              -
      Telephone                                          140,532          6,088
      Contributions                                        1,450              -
      Advertising                                        206,709              -
      Joint venture expenses                               4,150              -
      Amortization expense                                 6,094         24,083
                                                     -----------    -----------
           Total expenses                              2,607,709        709,357
                                                     -----------    -----------
(Loss) from operations                                (2,099,370)      (418,992)
           Interest expense - net                         17,154         29,959
                                                     -----------    -----------
(Loss) before other expense and
      provision for income taxes                      (2,116,524)      (448,951)
Other expense:
      (Loss) from joint venture                         (104,653)             -
                                                     -----------    -----------

(Loss) before provision for income taxes              (2,221,177)      (448,951)
      Provision for income taxes                          18,743            388
                                                     -----------    -----------

Net (loss)                                           $(2,239,920)   $  (449,339)
                                                     ===========    ===========
Net (loss) per share of common stock based
      upon 11,845,357 and 6,929,082 (weighted
      average) shares issued, respectively           $     (0.19)   $     (0.06)
                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common  Stock              Capital
                                      -----------------------------      in Excess of
                                          Shares           Amount          Par Value      Deficit
                                      ------------     ------------    ------------    ------------

Balance - January 1, 1998                  915,637     $        916    $  1,501,928    $ (1,805,156)

Issuance of shares Re:
  joint venture termination              6,000,000            6,000         284,000               -

Issuance of shares
  re: conversion of debt                   281,658              281         116,931               -

Issuance of shares re: payment
   of stockholders' loans                  500,000              500          99,500

Net (loss) for the period                        -                -               -        (449,339)

                                      ------------     ------------    ------------    ------------
Balance - December 31, 1998              7,697,295            7,697       2,002,359      (2,254,495)

Issuance of shares re:
      conversion of debt                 1,835,033            1,835         674,484

Investment: Omnicom of NY Inc.             115,000              115

Writedown of investment:
     Omnicom of NY Inc.                                                     (24,957)

Issuance of shares re:
     warrants (conversion of debt)         167,500              167          98,270

Issuance of shares re:
      Private placement                    278,999              279       1,008,190

Issuance of shares re:
      Warrants exercised                    37,500               38         146,462

Investment                               2,000,000            2,000       3,998,000

Issuance of shares re:
     acquisition - Channelnet               94,500               95         188,905

Stock dividend                             585,000              585       2,596,815      (2,597,400)

Stock dividend                             675,456              675       4,896,381      (4,897,056)

Issuance of shares re:
      Private placement                    625,000              625       4,524,375

Stock issued to employees
      exercising stock options             706,758              707         390,511

Investment: Internet Protocols           1,565,442            1,565      15,151,914

Writedown of investment
      - Internet Protocols                                              (15,151,914)

Issuance of stock for
      stock subscription                    37,500               38         295,274

Net (loss) for the period                                                                (2,239,920)
                                      ------------     ------------    ------------    ------------

Balance - December 31, 1999             16,420,983     $     16,421    $ 20,795,070    $(11,988,871)
                                      ============     ============    ============    ============

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the year ended December 31,

                                                                     1999             1998
                                                                 ------------     ------------
Cash Flows from Operating Activities:
Net (loss)                                                       $ (2,239,920)    $   (449,339)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
      Depreciation and amortization expense                            12,879           24,083
      (Loss) from joint venture                                       104,653                -
      (Increase) in accounts receivable                              (883,741)         (94,296)
      (Increase) in prepaid expenses and other current assets        (192,466)               -
      (Increase) in goodwill                                         (198,070)               -
      (Increase) in security deposits                                 (50,705)               -
      Decrease (increase) in deferred financing costs                  19,797          (55,875)
      Cash (repayments) received - factor                             (65,193)          65,193
      Increase in accounts payable, accrued expenses
           and taxes payable                                        1,982,555           69,112
                                                                 ------------     ------------
           Net cash (used in) operating activities                 (1,510,210)        (441,122)
                                                                 ------------     ------------
Cash Flows from Investing Activities:
      Purchase of property and equipment                           (1,101,512)               -
                                                                 ------------     ------------

Cash Flows from Financing Activities:
      (Decrease) Increase of convertible debentures payable          (180,488)         180,488
      (Decrease) in notes payable                                           -         (250,000)
      Decrease in loans payable - stockholders                              -          102,865
      Conversion of convertible debenture - stock issued              676,319          119,512
      Decrease in loan payable                                         47,818          (50,000)
      Proceeds from loan payable                                      107,747           50,000
      Exercise of warrants                                            244,937                -
      Private placement                                             5,533,469                -
      Issuance of stock for notes payable                                   -          290,000
                                                                 ------------     ------------
           Net cash provided by financing activities                6,429,802          442,865
                                                                 ------------     ------------

Net increase in cash                                                3,818,079            1,743

Cash - January 1,                                                       5,389            3,646
                                                                 ------------     ------------

Cash - December 31,                                              $  3,823,468     $      5,389
                                                                 ============     ============

Supplemental Disclosures:
      Income tax                                                 $        625              625
                                                                 ============     ============
      Interest paid                                              $     37,692           29,959
                                                                 ============     ============
Supplemental Schedule of Non-Cash Investing and
     Financing Activities:
  Non-cash issuance of common stock                              $ 17,246,526     $          -
                                                                 ============     ============

    The accompanying notes are an integral part of these financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 1 - Operations:

           Nature of Business:

           Teltran International Group, Ltd. through its wholly owned Subsidiaries ("the Company") provides services for state of the art telecommunications. Specifically, the Company operates as both an international and domestic reseller of telecommunications, a provider of internet telephoning and the continued development of related interest business such as a web portal. During the year, the Company acquired two subsidiaries in the United Kingdom and intends to form a new United Kingdom subsidiary to manage and coordinate all of their United Kingdom subsidiaries.

           Effective March 1, 1996, the shareholders of Teltran International Inc. ("the Subsidiary"), a Delaware corporation, completed a stock exchange with Spectratek Inc., a Utah corporation, whereby all the common shares of the subsidiary, were exchanged for 10,000,000 common shares of Spectratek, par value $.001. The 10,000,000 shares represented approximately 67% of the then total issued and outstanding 15,145,491 shares of Spectratek Inc.

           On October 6, 1997, Spectratek subsequently incorporated as Teltran International Group, Ltd., a Delaware corporation.

           Prior to 1998, the Company was engaged in attempts to develop their business and did not receive any significant revenues.

           Except as otherwise indicated by the context, references to "the Company" refer to Teltran International Group, Ltd. and its subsidiaries.

Note 2 - Summary of Significant Accounting Policies:

           Principles of Consolidation:

           The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

           The Company acquired all the outstanding shares of Omnicom of New York Inc. in exchange for 115,000 shares of Teltran common stock. At the time of the acquisition, Omnicom had insubstantial assets and liabilities.

           Teltran acquired all of the outstanding common stock of ChannelNet, Ltd. in exchange for 94,500 shares of Teltran's common stock. Teltran may also be obligated to issue additional shares based upon earnings generated by the acquired subsidiary during the period September 1999 through February 2001. At the time of the acquisition, ChannelNet had insubstantial assets and liabilities.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

           Principles of Consolidation (Continued):

           The Company also entered into an agreement with the former stockholder of ChannelNet to purchase equipment necessary for the operation of ChannelNet's business. Teltran also entered into an employment agreement with a key ChannelNet employee for the operation of the ChannelNet business. The agreement provides in part for the issuance of Teltran shares based on the future earnings of ChannelNet.

           Additionally, on December 18, 1999, Teltran acquired all the outstanding shares of Internet Protocols Ltd., a provider of equipment and services to internet service providers. Teltran is required to transfer approximately $3,000,000 to Internet Protocols Ltd. and issue 1,565,442 shares of its common stock to the shareholders of Internet Protocols Ltd. in exchange for their stock in Internet Protocols Ltd.. Subsequent to the completion of this transaction and after December 31, 1999, the parties have agreed in principle to substantially modify this purchase based upon the downward reevaluation of the assets acquired and the inability to determine the true, if any goodwill, factor of Internet Protocols Ltd. Internet Protocols Ltd. is a development stage company and realized minimal sales in 1999.

           Development Stage Activities and Operations:

           Prior to April 1998, the Company (Teltran) was a development stage company. Since the Company now has continuing business revenues, comparative financial information does not include losses accumulated during the development stage period.

           At December 31, 1999, the Company has a net operating loss carryforward of approximately $4,000,000 after limitations based on changes in ownership.

           The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share, as the effect of common stock options, warrants and convertible debt amounts are antidilutive. The weighted average number of common shares used to calculate loss per common share during 1999 and 1998 was 11,845,357 and 6,929,082 respectively.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

           Income Taxes:

           The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance.

           Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                  Deferred Tax Assets:                      1999         1998
                  Net operating loss carryforwards     $4,114,217    $2,241,245
                                                       ==========    ==========

                  Deferred tax Liabilities:             1,398,834       762,023

                  Valuation Allowance                  (1,398,834)     (762,023)
                                                       ----------    ----------
                                                       $      -0-    $      -0-
                                                       ==========    ==========

           At December 31, 1999, the Company has approximately $4,000,000 of net operating loss carryforwards for income tax purposes, which expire 2016 through 2019.

           At December 31, 1999, the Company's net deferred tax assets were fully offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

           Income Taxes (Continued):

           Teltran International Group, Ltd. and Subsidiaries Deferred Taxes - 1999:

                  NOL from 1998                    $2,241,245
                  Current Year NOL                  1,872,972
                                                   ----------

                  Total                             4,114,217

                  Rate                                    34%

                  Deferred Tax                     $1,398,834

                  Less 1998 Taxes Payable                   -
                                                   ----------
                  Net Deferred Taxes               $1,398,834
                                                   ==========

                  1997 Federal NOL Carryover                       $1,801,606
                  1998 Operating Loss                                 439,639
                                                                   ----------

                  NOL Carryover to 1999                            $2,241,245
                                                                   ==========

           Use of Estimates:

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

           Fair Value of Financial Instruments:

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

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

           Revenue Recognition:

           Telecommunication revenues from services provided are recognized and billed as services are performed.

           Revenues can vary, due to factors including call volume fluctuations, particularly in regions with relatively high per minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; and financial difficulties of major customers; pricing pressure resulting from increased competition, technical difficulties or failures of portions of the provider may impact the ability to provide service to customers. Additionally, technical difficulties with the internet network, web portal, etc. may be responsible for revenue variations.

           Major Customer:

           During the year ended December 31, 1998, approximately 70% of the company's revenue was from one customer. Also, 65% of accounts receivable were from this customer who also was factored.

           Advertising Costs:

           Advertising costs are expensed as incurred and were $206,709 in 1999 and 0 in 1998.

           Goodwill:

           Goodwill is stated at cost and is amortized on a straight line basis over a life of 15 years. Amortization expense is $6,094 for the year ended December 31, 1999.

Note 3 - Property and Equipment:

           Property and equipment - net consists of computer equipment and furniture at a cost of $1,101,512 less depreciation of $6,696. The estimated useful lives of the assets are 3 - 5 years.

Note 4 - Related Party Transactions:

           On May 1, 1999, the company acquired all the outstanding shares of Omnicom of New York Inc. from Mr. James Tubbs, Executive Vice President, Chief Financial Officer and a director of the Company. The agreement called for the issuance of 115,000 shares of common stock (126,788 after the two stock dividends) and is reflected in the consolidated statements of stockholders' equity.

           In December 1999, the company issued 37,500 shares to Dolores Miller, the spouse of Martin Miller. Ms. Miller is required to pay $295,312 for these shares. Martin Miller is a former director of the company, having resigned in January 2000.

Note 5 - Investment in Joint Venture:

           During the year ended December 31, 1999 Teltran invested $75,000 as their initial investment in a joint venture with Antra Holdings Group Inc. The joint venture, known as Recordstogo.Com will be utilized as a vehicle to sell records belonging to an unaffiliated third party. Revenues will be generated from numerous sources that are part of the joint venture website. These include hard to find records, memorabilia, old record albums, music downloads in MP3 and other formats. As of December 31, 1999, Teltran's share of the joint venture loss was $104,653. Teltran has not advanced a working capital requirement of $75,000 and $29,653 of loss over their initial investment, is a liability.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 6 - Convertible Debentures Payable:

           In August 1998, the Company issued $300,000 of convertible debentures due August 14, 1999 to non-related parties. The debentures accrued interest at 10%. The debentures were convertible into the Company's stock at $1.25 or 70% of the lowest closing bid price, which was approximately $.50, of the common stock, 30 trading days preceding the conversion date. During the years ended December 1999 and 1998, $730,488 and $119,512, respectively, of debentures were converted to 2,116,691 shares of common stock. In connection with the transaction, the Company issued 30,000 warrants to purchase 30,000 shares of common stock at $1.25 per share. Financing costs of this transaction were deferred, and amortized to the convertible debentures conversion date.

Note 7 - Notes Payable:

           Prior to 1998, the Company received a loan in the amount of $50,000. The loan was from a non-related party (Fiscal Concepts, Inc.) and the note stated that no interest was to be paid. During 1998, the repayment due date was extended until December 15, 1999. Since it was anticipated that the loan would be repaid within one year and there was no interest due; imputed interest in accordance with APB#21 was not calculated. On December 15, 1999, the loan was extended until March 31, 2000.

           In November 1997, the Company entered into a joint venture agreement with a group of unrelated foreign investors which provided for their participation of future profits of the Company in return for cancellation of indebtedness. In June 1998, the Company issued an aggregate of 6,000,000 shares to these investors in consideration of the termination of the joint venture.

Note 8 - Due to Factor:

           In May 1998, the Company entered into a factoring agreement which was terminated in February 1999. The Company financed the accounts receivable of its major customers and used advances from the factor ($509,036 before customer repayments) to pay operating expenses as well as vendor purchases. Upon termination of the factoring agreement the outstanding balance was paid in full.

Note 9 - Stockholders' Equity:

           During the period August 1998 to December 31, 1999, the Company issued 2,116,691 shares of its common stock upon the conversion of $730,488 and $119,512 of the debentures referred to in Note 6.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 9 - Stockholders' Equity (Continued):

           Relating to the same transaction, the Company issued 167,500 shares when warrants that were issued as part of the convertible debenture transaction were exercised.

           The Company also issued 500,000 shares of its common stock to related parties of an officer and an officer as repayment of $100,000 advanced to the Company during 1998.

           In January 1999, the Company issued $550,000 principal amount of convertible debentures due to non-related parties. The debentures accrue interest at 10%, and are convertible into the Company's common stock at prices related to market. Subsequent to the issuance of the debentures, all the debentures were converted into shares.

           In April, 1999, Teltran and Antra Holding Group Inc. exchanged shares of their Company's common stock. Teltran owns 2,000,000 shares of Antra's common stock and Antra owns 2,205,000 shares of our common stock (based upon two 5% stock dividends paid in June and October
           1999). Antra is a public company engaged, through subsidiaries, in the music business. As a result of the transaction, Antra may be deemed a principal stockholder of Teltran. Each Company exchanged shares which were valued at $3 per share representing $6,000,000. As of December 31, 1999, the Company adjusted the value of its investment to give effect to the non-liquidity, thin market and restriction on sale of shares of such stock. The investment is reflected on the balance sheet at the fair market value of $4,000,000.

           Additionally, the agreement with Antra requires an adjustment in the shares delivered in connection with the above described exchange if on the first business day of the year 2000 either Antra's shares or the Company's shares are trading less than 20% below the market price of the other party's shares, the party whose shares are trading lower must issue additional shares to the other party.

           Teltran issued 94,500 shares of its common stock to acquire 100% of ChannelNet, Ltd. Teltran may be obligated to issue additional shares based upon earnings generated by the acquired subsidiary during the period September, 1999 through February, 2001.

           The purchase price was determined as follows:

                      94,500 common shares @ $2.00 per share = $189,000 (fair market value)

           The purchase price was allocated as follows:

                      In U.S. Dollars

                           Accounts receivable                  $   8,795
                           Accounts payable                        (6,598)
                                                                ---------
                               Net assets                           2,197
                           Purchase price                         189,000
                                                                ---------

                           Goodwill                             $ 186,803
                                                                =========

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 9 - Stockholders' Equity (Continued):

           In April, 1999 the Company declared a 5 % stock dividend to shareholders of record on June 1, 1999 and issued 585,000 common shares on June 15, 1999.

           In August, 1999 the Company declared a second 5 % stock dividend to shareholders of record on September 1, 1999 and issued 675,456 common shares on October 15, 1999.

           At the time of issuance of both 5% stock dividends, the Company had a retained earnings deficit. The transaction was recorded by increasing the retained earnings deficit and increasing additional paid in capital.

           In June 1999, the Company issued 316,499 shares in a private placement transaction; the net proceeds to the Company were $1,154,969.

           In November 1999, the Company sold 625,000 shares at $8.00 per share in a private placement. With each share purchased in this private placement, the purchaser received four warrants to purchase one share of Teltran common stock at a price ranging from $8 to $10.25 per share. The actual price of these warrants could be reduced if the market price of Teltran's stock is less than the stated exercise price approximately 60 days after the filing of the registration statement covering the shares issuable upon exercise of the warrants.

           On December 18, 1999, Teltran, as part of the acquisition of Internet Protocols, Ltd., issued 1,565,442 shares of its common stock to the shareholders of Internet Protocols Ltd. in exchange for their stock in Internet Protocols Ltd..

           The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The Statement was retroactively applied to the 1997 loss per share but did not have any effect.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 10 - Legal Proceedings:

           The Company and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Note 11 - Commitments and Contingencies:

           A substantial accounts receivable held by the foreign subsidiary, ChannelNet, may not be collectible. The Company has set up a reserve of $398,067 against this receivable.

           During the first three months of 1998, the Company was a development stage company and had no significant revenues and limited financing. Additionally, the Company, as shown in the accompanying consolidated financial statements, has an accumulated deficit of $11,988,871 at December 31, 1999 and incurred a net loss of $2,239,920 during the year ended December 31, 1999.

           The Company rents its facility under a lease agreement through August 31, 2003.

           Future minimum lease payments under these agreements for the years ended December 31, are as follows:

                      2000                                     $ 162,981
                      2001                                       217,308
                      2002                                       217,308
                      2003                                       224,553
                      2004 and thereafter                      1,461,966
                                                             -----------

                                                              $2,284,116
                                                              ==========

           Rent expense for the years ended December 31, 1999 and 1998 was $153,440 and $48,834, respectively.

Note 12 - Stock Compensation Plan:

             During the year ended December 31, 1998, the company granted 1,180,000 stock options, with a life of 10 years, to certain officers/directors, employees and non-employees that may be exercised at prices ranging from $.375 to $5.00 per share. Subsequent to December 31, 1998, the Company pursuant to the plan, granted 2,127,500 additional stock options, also with a 10 year life, to certain employees and non-employees that may be exercised at a price of $2.00 per share. These options vested immediately upon the date of issuance.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 12 - Stock Compensation Plan (Continued):

           The following table summarizes certain information relative to stock options:

                                                                Weighted Average
               Incentive Stock Options                Shares     Exercise Price
               -----------------------                ------     --------------

               Granted                              1,180,000         $1.69
               Exercised                                    0             -
                                                    ---------

               Outstanding-December 31, 1998        1,180,000          1.69
               Exercised                             (706,758)          .55
               Granted                              2,127,500          2.00
                                                    ---------
               Outstanding-December 31, 1999        2,600,742             -
                                                    =========

               Exercisable-December 31, 1999          959,732          1.11
                                                    =========

           The Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

           The Company recognizes compensation for stock options granted to employees in accordance with APB#25. The Intrinsic value method does not recognize compensation cost in the financial statements when options are granted. Had the Company determined compensation based on the fair value at the grant date for its stock options, the Company's net loss would have been increased to the pro-forma amounts indicated below. The fair value was estimated using the Black Scholes option pricing model based on the weighted average market price at grant date of $2.00 in 1999. The following assumptions were used:

               Dividend Yield 0%
               Risk Free Interest Rate
               Volatility
               Expected Life

                  Net Loss:
                      As reported                              $(2,239,920)
                                                                 =========
                      Pro-forma                                $(2,737,481)
                                                                 =========
                  Net loss per share:
                      As reported                              $(     0.19)
                                                                 =========
                      Pro-forma                                $(     0.23)
                                                                 =========

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 13 - Subsequent Events:


           On January 3, 2000, Teltran received an additional 800,000 shares of Antra's stock. Teltran now owns 2,800,000 shares of Antra's common stock.

           The adjustment of stock was agreed to by the parties, should there be a disparity in the relative market value of the two entities on January 3, 2000.