Form 10QSB
period 2000-03-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2000-05-18
CIK 1069793

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission file number 33376885
                       --------

                       Teltran International Group, Ltd.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      11-3172507
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              One Penn Plaza, Suite 4430, New York, New York 10119
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes  X       No
    ---         ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No  X
    ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 17,966,529 shares as of March 31, 2000
-----------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ---         ---

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

Part I Financial Information

     Consolidated Balance Sheet at March 31, 2000                          1

     Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 1999                                     2

     Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999                                     3

     Notes to Consolidated Financial Statements                            4

     Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                     5 - 6

Part II Other Information

     Item 6, Exhibits and Reports on Form 8-K                              7

     Signatures                                                            8

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                    Unaudited


                                                                               March 31,
Current Assets:                                                                  2000
                                                                           ----------------------
     Cash                                                                   $             801,217
     Accounts receivable                                                                1,669,219
     Prepaid expenses and other current assets                                            404,699
                                                                           -----------------------
         Total current assets                                                           2,875,135
                                                                           -----------------------

Property and Equipment

     Machinery & Equipment, net of accumulated depreciation                             1,611,279
                                                                           -----------------------

Other Assets:

     Investment (Cost method)                                                           4,000,000
     Software and development costs                                                     4,382,070
     Security deposits                                                                     50,705
     Goodwill - net of amortization                                                       209,821

                                                                           -----------------------
         Total other assets                                                             8,642,596
                                                                           -----------------------
         Total Assets                                                       $          13,129,010
                                                                           =======================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Loan payable                                                           $           4,342,666
     Accounts payable, accrued expenses and taxes payable                               1,665,456

                                                                           -----------------------
         Total current liabilities                                                      6,008,122
                                                                           -----------------------
Long-Term Liabilities:
     Loans payable - stockholders'                                                          1,245
     Long term debt                                                                        72,767
                                                                           -----------------------
         Total long-term liabilities                                                       74,012
                                                                           -----------------------

         Total liabilities                                                              6,082,134
                                                                           -----------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding
     Common stock, $.001 par value per share, 50,000,000 shares authorized and 17,110,980 and 7,697,295 issued
         and outstanding, respectively                                                     17,967
     Additional paid in capital in excess of par value                                 26,016,055
     Note receivable                                                                   (2,220,803)
     Stock subscription receivable                                                       (318,937)
     Deficit                                                                          (16,422,395)
     Translation adjustment                                                                (5,011)
                                                                           -----------------------
         Total stockholders' equity                                                     7,046,876

                                                                           -----------------------
         Total liabilities and stockholders' equity                         $          13,129,010
                                                                           =======================

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                    Unaudited


                                                                                     2000                   1999
                                                                           ----------------------  -------------------
Revenues:
--------
     Sales                                                                   $          1,200,137    $          83,459

Cost of Sales:
--------------
     Purchases                                                                            526,438              122,311
                                                                           -----------------------  -------------------

Gross profit                                                                              673,699              (38,852)
                                                                           -----------------------  -------------------

Expenses:
---------
     Salaries                                                                             485,745              113,301
     Outside services                                                                     273,599               31,770
     Professional fees                                                                     72,915               31,960
     Bad debts                                                                             51,744                    -
     Fees - other                                                                          24,100               63,488
     Payroll taxes                                                                         20,993               10,310
     Leasing expense                                                                       51,795                4,780
     Travel                                                                                93,259               18,641
     Insurance                                                                             15,221               13,009
     Rent                                                                                  29,853               46,350
     Office expense                                                                        16,236                1,502
     Miscellaneous                                                                         12,857                  599
     Maintenance costs                                                                        748                    -
     Printing                                                                              10,818                    -
     Depreciation                                                                         157,049                    -
     Taxes - other                                                                          8,044                    -
     Business development                                                                 103,184                    -
     Telephone                                                                             87,201                6,483
     Contributions                                                                          2,300                1,000
     Advertising                                                                          135,159                    -
     Amortization expense                                                                  12,689               20,498
                                                                           -----------------------  -------------------
         Total expenses                                                                 1,665,509              363,691
                                                                           -----------------------  -------------------
(Loss) from operations                                                                   (991,811)            (402,543)
         Interest expense (income) - net                                                  (80,012)              15,465
                                                                           -----------------------  -------------------
(Loss) before other expense and
     provision for income taxes                                                          (911,799)            (418,008)

Other expense:
     (Loss) from joint venture                                                           (103,126)                   -
                                                                           -----------------------  -------------------
(Loss) before provision for income taxes                                               (1,014,925)            (418,008)

     Provision for income taxes                                                            16,404                  780
                                                                           -----------------------  -------------------
Net (loss)                                                                  $          (1,031,329)   $        (418,788)
                                                                           =======================  ===================

Net (loss) per share of common stock based upon 16,758,986
     and 8,955,146 (weighted average) shares issued, respectively           $               (0.06)   $           (0.05)
                                                                           =======================  ===================

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   Unaudited


                                                                                     2000                   1999
                                                                           -----------------------  -------------------
Cash Flows from Operating Activities:
Net (loss)                                                                           $ (1,031,329)          $ (418,788)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
     Depreciation and amortization expense                                                169,738               20,498
     Loss on joint venture                                                                103,126                    -
     (Increase) decrease in accounts receivable                                          (691,182)              40,693
     (Increase) in prepaid expenses and other current assets                             (212,233)              (4,982)
     (Increase) in software and development costs                                      (4,382,070)                   -
     Cash (repayments) received - factor                                                        -              (65,193)
     Increase (Decrease) in accounts payable, accrued expenses
         and taxes payable                                                               (420,190)                 759
                                                                           -----------------------  -------------------

         Net cash (used in) operating activities                                       (6,464,139)            (427,013)
                                                                           -----------------------  -------------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                  (669,279)                   -
                                                                           -----------------------  -------------------


Cash Flows from Financing Activities:
     (Decrease) of convertible debentures payable                                               -             (180,488)
     (Decrease) in notes payable                                                                -             (550,000)
     Conversion of convertible debenture - stock issued                                         -              550,000
     Common Stock issued for Notes                                                      1,800,335                    -
     Decrease in loan payable                                                           4,164,041                    -
     Cash received as advances from investors                                                   -              774,756
     (Increase) in notes receivable                                                    (1,853,209)                   -
                                                                           -----------------------  -------------------

         Net cash provided by financing activities                                      4,111,167              594,268
                                                                           -----------------------  -------------------

Net increase (decrease) in cash                                                        (3,022,251)             167,255

Cash - January 1,                                                                       3,823,468                5,389
                                                                           -----------------------  -------------------

Cash - March 31,                                                                       $  801,217            $ 172,644
                                                                           =======================  ===================

Supplemental Disclosures:
     Income tax                                                                        $        -                    -
                                                                           =======================  ===================
     Interest paid                                                                     $    4,046                  749
                                                                           =======================  ===================

Supplemental Schedule of Non-Cash Investing and
     Financing Activities:
  Non-cash issuance of common stock                                                    $3,284,205            $       -
                                                                           =======================  ===================

               TELTRAN INTERNATIONAL GROUP, LTD AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 MARCH 31, 2000

Note 1 - Basis of Presentation:

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

       The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Material Events:

       On January 2, 2000, the Company received 800,000 additional shares of Antra's common stock. The additional shares were received in accordance with the exchange agreement for the original 2,000,000 shares that an adjustment would be made for a disparity in the relative market value of the common shares between the companies.

       On January 3rd and February 9, 2000, the Company issued 71,666 and 410,000 shares respectively of common stock to employees who exercised their stock options. The employees who received these shares gave promissory notes to the Company in the amount of $1,800,335.

       On March 14, 2000, the Company issued 208,331 additional shares of common stock to the November 1999 private placement investors. The Company originally sold 625,000 shares at $8.00 per share. A price adjustment to $6.00 per share required the issuance of the shares to maintain the original private placement price of $5,000,000.

       On March 15, 2000 the Company acquired all of the assets of the network business conducted by the Web Factory, Ltd., a United Kingdom affiliate of Datatec Ltd. (a South African Company). The acquisition included financial software, customer contracts and network/computer assets for a purchase price of approximately $4,800,000. The Company made a payment of approximately $1,200,000 and is obligated to pay an additional $1,200,000 April 30, 2000, August 31, 2000 and December 31, 2000. The April 30, 2000 payment has not yet been made.

Note 3 - Subsequent Events:

       On March 29, 2000 the Company declared a 5% stock dividend payable April 14, 2000 to holders of record March 31, 2000.


       On April 25, 2000, the Company received loans of $50,000 each from two officer/shareholders. Repayment was made in May 2000 with interest at 10% per annum.

       On May 8, 2000, the Company received a short term loan of $300,000 from a non-related party. Terms of repayment are 7% interest on the due date of October 15, 2000. Payment may be effected by the conversion of warrants issued as part of the note at $2.50 per share or regular repayment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this prospectus.

GENERAL

Forward Looking Statements

     Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Teltran cautions you that any forward-looking information provided by or on behalf of Teltran is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Teltran's control, including (i) the volatile and competitive nature of the telecommunications and internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Teltran's business in general and in the telecommunications and internet industries, (iv) changes in technology, (v) reduced telecommunication rates, (vi) delays of third parties in commencing service, (vii) the impact of recent and future acquisitions on Teltran's business and financial condition. Teltran does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events, and (viii) ability to obtain financing.

Plan of Operations

During the balance of 2000 our Plan of Operations is to:

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

o established a network facility and expand the services offered including "Fax Over IP" and direct voice over IP to different countries.

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

Results of Operations

                  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

  During the first quarter of 1999 most of our revenues of $83,459 were derived from acting as an OzEmail hub in the United States. Since such period we have provided new services including internet telephony and made several UK acquisitions of companies engaged in various aspects of the telecommunications industry. We no longer derive any significant revenues as an OzEmail hub therefore comparisons between these quarters will be of limited value.

  Our revenues were approximately $1,200,000 for the first quarter of 2000 while the Company had revenues of $83,459 in the comparable quarter in 1999. This increase was due in significant part to the generation of additional telephony and premium rate revenues from our United Kingdom subsidiaries.

  Our operating expenses during the three months ended March 31, 2000 were approximately $1,600,000 compared to approximately $363,000 during the comparable period in 1999. The increased expenses were primarily attributable to an increase in salary expense, advertising and business development. Salary and payroll expenses increased by approximately $372,000 which was due to increased remuneration to existing officers and payments to employees of our newly acquired United Kingdom subsidiary.

LIQUIDITY

  We had a working capital of approximately negative $3,100,000 as of March 31, 2000 compared to working capital of $75,789 as of March 31, 1999. This was due to a reduction in cash and an increase in short term liabilities in connection with the acquisition of webfactory assets. We have financed our operations primarily out of private financing. In June 1999 we completed a private placement of shares of common stock and received approximately $1,240,000. We completed an additional private placement in December 1999 and received approximately $5,550,000. Upon effectiveness of our registration statement on Form SB-2 and in the absence of adverse changes, these purchasers may pay us another $400,000 for additional shares.

  The Company anticipates substantial capital and other expenditures during the year 2000. The Company will require additional funds for equipment in connection with the establishment of a network center in New York. It believes a portion of these costs may be satisfied by leasing arrangements. While our vendors may provide additional equipment without charge for calls originating over their networks, the Company may have to purchase additional equipment to complete calls. If it initiates additional types of telecommunications services or establishes joint ventures or other arrangements in foreign countries, we may be required to obtain additional equipment. The Company is required to make additional payments of over $3,700,000 (including a payment presently due) to complete the purchase of Web Factory assets, funding its United Kingdom operations, funding up to an additional $65,000 for Recordstogo and $500,000 for officer salaries. We also will expend in excess of $350,000, net, in connection with a new dial around operation. Subsequent to March 31, 2000, we have received $400,000 in short-term notes of which $100,000 was borrowed from officers and repaid. The Company cannot finance these costs from operations and will be required to obtain additional financing. We are presently exploring ways to obtain this financing. There is no assurance we will be able to obtain funding on terms favorable to us, if at all. If we cannot obtain additional financing, we may have to curtail some activities.

                          Part II -- Other Information

       (b) Reports on Form 8-K

       Current Report on Form 8-K dated March 15, 2000 reflecting the acquisition of certain assets of the Web Factory.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000

By:

/s/

Byron Lerner
President and Chief Executive Officer