Form 10-Q/A
period 1999-09-30
TELTRAN INTERNATIONAL GROUP LTD
filed 2000-05-26
CIK 1069793

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value -  13,371,283 shares as of September 30, 1999
- -------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes               No
   ---               --

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.

Part I Financial Information


       Consolidated Balance Sheets at September 30, 1999 and
           December 31, 1998                                              1

       Consolidated Statements of Operations for the nine months
           ended September 30, 1999 and 1998                              2

       Consolidated Statements of Operations for the three months
           ended September 30, 1999 and 1998                              3

       Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998                              4

       Notes to Consolidated Financial Statements                         5

Part II   Other Information

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                      September 30,         December 31,
                                                                                          1999                  1998
                                                                                      ------------          ------------
Current Assets:
       Cash                                                                            $   498,048           $     5,389
       Accounts receivable                                                                 919,573                94,296
       Investment                                                                        6,000,000                     -
       Prepaid expenses                                                                    163,350                     -
       Loans and exchanges                                                                  29,200                     -
       Deferred financing costs - net of amortization                                            -                19,797
                                                                                      ------------          ------------
           Total current assets                                                          7,610,171               119,482
                                                                                      ------------          ------------

Fixed Assets:
       Machinery & Equipment, net of accumulated depreciation                               29,138                     -
                                                                                      ------------          ------------

Other Assets:
       Goodwill - net of amortization                                                      222,166                37,588
       Organization expense - net of amortization                                               23                    98
                                                                                      ------------          ------------
           Total other assets                                                              222,189                37,686
                                                                                      ------------          ------------
           Total assets                                                                $ 7,861,498           $   157,168
                                                                                      ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Convertible debentures payable                                                  $         -           $   180,488
       Loan payable                                                                         50,000                50,000
       Accounts payable, accrued expenses and taxes payable                                574,078               104,581
       Due to factor                                                                             -                65,193
       Corporation taxes payable                                                               100                   100
                                                                                      ------------          ------------
           Total current liabilities                                                       624,178               400,362
                                                                                      ------------          ------------
Long-Term Liabilities:
       Loans payable - stockholders'                                                         1,245                 1,245
                                                                                      ------------          ------------
           Total long-term liabilities                                                       1,245                 1,245
                                                                                      ------------          ------------

           Total liabilities                                                               625,423               401,607
                                                                                      ------------          ------------
Commitments and Contingencies
Stockholders' Equity:
       Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding
       Common stock, $.001 par value per share, 50,000,000 shares authorized and 13,371,283 and 7,697,295 issued
           and outstanding, respectively                                                    13,371                 7,697
       Additional paid in capital in excess of par value                                22,484,841             2,002,359
       Deficit                                                                         (15,262,137)           (2,254,495)
                                                                                      ------------          ------------
           Total stockholders' equity (deficit)                                          7,236,075              (244,439)

                                                                                      ------------          ------------
           Total liabilities and stockholders' equity                                  $ 7,861,498           $   157,168
                                                                                      ============          ============

    The accompanying notes are an integral part of these financial statements
                                       -1-

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                     For the nine months ended September 30,

                                                                                          1999                  1998
                                                                                      ------------          ------------
Revenues:
       Sales                                                                           $ 2,011,615           $   449,304
       Miscellaneous                                                                         8,159                     -
                                                                                      ------------          ------------
                                                                                         2,019,774               449,304
Cost of Sales:
       Purchases                                                                         1,420,009               220,383
                                                                                      ------------          ------------

Gross profit                                                                               599,765               228,921
                                                                                      ------------          ------------

Expenses:
       Salaries                                                                            545,746                56,787
       Professional fees                                                                   227,746               137,486
       Fees - other                                                                         70,039                 2,800
       Payroll taxes                                                                        18,102                 5,756
       Leasing expense                                                                       8,397                 8,259
       Travel                                                                               86,013                27,825
       Insurance                                                                            27,886                16,411
       Rent                                                                                102,049                41,292
       Office expense                                                                       21,861                81,032
       Miscellaneous                                                                        12,538                 1,915
       Registration fees                                                                    12,469                     -
       Business development                                                                  2,923                     -
       Telephone                                                                            52,724                 7,688
       Contributions                                                                         1,450                     -
       Advertising                                                                           6,505                     -
       Amortization expense                                                                  2,302                 7,285
                                                                                      ------------          ------------

           Total expenses                                                                1,198,750               394,536
                                                                                      ------------          ------------

Loss from operations                                                                      (598,985)             (165,615)

           Interest expense                                                                 36,753                17,703
                                                                                      ------------          ------------

Loss before provision for income taxes                                                    (635,738)             (183,318)

Provision for income taxes                                                                   2,473                   387
                                                                                      ------------          ------------

Net loss                                                                               $  (638,211)          $  (183,705)
                                                                                      ============          ============

Net loss per share of common stock based upon 11,698,334
       and 6,929,082 (weighted average) shares issued, respectively                    $     (0.05)          $     (0.03)
                                                                                      ============          ============


    The accompanying notes are an integral part of these financial statements
                                       -2-

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                     For the nine months ended September 30,

                                                                                          1999                  1998
                                                                                      ------------          ------------
Cash Flows from Operating Activities:
Net (loss)                                                                             $  (638,211)          $  (183,705)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
       Amortization expense                                                                  2,302                 7,285
       (Increase) in accounts receivable                                                  (823,082)             (223,413)
       (Increase) in loans and exchanges                                                   (29,200)
       (Increase) in prepaid expenses                                                     (163,350)               (8,278)
       (Increase) Decrease in deferred financing costs                                      19,797               (55,875)
       Cash (repayments to) advances from factor                                           (65,193)               93,748
       Increase in accounts payable, accrued expenses
           and taxes payable                                                               469,497                46,573
                                                                                      ------------          ------------

           Net cash (used in) operating activities                                      (1,227,440)             (323,665)
                                                                                      ------------          ------------

Cash Flows from Investing Activities:
       Purchase of fixed assets                                                            (29,138)                    -
                                                                                      ------------          ------------


Cash Flows from Financing Activities:
       (Decrease) Increase of convertible debentures payable                              (180,488)              290,000
       (Decrease) in notes payable                                                               -              (250,000)
       Loans from stockholders and others                                                        -                 8,316
       Conversion of convertible debenture - stock issued                                  676,319                10,000
       Exercise of warrants                                                                244,937               290,000
       Private placement                                                                 1,008,469                     -

                                                                                      ------------          ------------

           Net cash provided by financing activities                                     1,749,237               348,316
                                                                                      ------------          ------------

Net increase in cash                                                                       492,659                24,651

Cash - January 1,                                                                            5,389                 3,646
                                                                                      ------------          ------------

Cash - September 30,                                                                   $   498,048           $    28,297
                                                                                      ============          ============

Supplemental Disclosures:
       Income tax                                                                      $       780                     -
                                                                                      ============          ============

       Interest paid                                                                   $       749                     -
                                                                                      ============          ============


    The accompanying notes are an integral part of these financial statements
                                       -4-

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    For the three months ended September 30,

                                                                                          1999                  1998
                                                                                      ------------          ------------
Revenues:
       Sales                                                                           $ 1,471,436           $   320,449
       Miscellaneous                                                                         6,702                     -
                                                                                      ------------          ------------
                                                                                         1,478,138               320,449
Cost of Sales:
       Purchases                                                                         1,042,867               141,204
                                                                                      ------------          ------------

Gross profit                                                                               435,271               179,245
                                                                                      ------------          ------------
Expenses:
       Salaries                                                                            305,159                56,787
       Professional fees                                                                   114,787                11,628
       Fees - other                                                                              -                 2,800
       Payroll taxes                                                                         7,889                 5,756
       Leasing expense                                                                       4,120                 2,149
       Travel                                                                               61,634               (26,409)
       Insurance                                                                             8,755                 4,407
       Rent                                                                                 40,554                37,894
       Office expense                                                                       17,655                76,252
       Miscellaneous                                                                         1,740                 1,915
       Telephone                                                                            41,000                 5,011
       Contributions                                                                           250                     -
       Advertising                                                                           6,505                  (567)
       Amortization expense                                                                    451                 7,225
                                                                                      ------------          ------------

           Total expenses                                                                  610,499               184,848
                                                                                      ------------          ------------

Loss from operations                                                                      (175,228)               (5,603)

           Interest expense                                                                      -                17,704
                                                                                      ------------          ------------

Loss before provision for income taxes                                                    (175,228)              (23,307)

Provision for income taxes                                                                   1,693                     -
                                                                                      ------------          ------------

Net loss                                                                               $  (176,921)          $   (23,307)
                                                                                      ============          ============

Net loss per share of common stock based upon 11,698,334 and 6,929,082
    (weighted average) shares issued, respectively                                     $     (0.01)          $     (0.01)
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

         In April, 1999, Teltran and Antra Holding Group Inc. exchanged shares of their company's shares. Teltran owns 2,000,000 shares of Antra's common stock and Antra owns 2,205,000 shares of our common stock (based upon two 5% stock dividends in June and September 1999). Antra is a public company engaged through subsidiaries in the music business. As a result of the transaction, Antra may be deemed a principal stockholder of Teltran. Each Company exchanged shares which were valued at $3 per share representing $6,000,000.

         The agreement with Antra requires an adjustment in the shares delivered in connection with the above described exchange if on the first business day of the year 2000 either Antra's shares or our shares are trading less than 20% below the market price of the other party's shares, the party whose shares are trading lower must issue additional share to the other party.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 1999




Note 2 - Material Events:

         Both Companies are also completing arrangements to form a joint venture corporation with a subsidiary of Antra, to market records with Antra through a website to be established on the Internet using the Teltran portal. The new corporation will have equal ownership by Antra and Teltran after granting a minority interest to a supplier. Each will be equally responsible for funding and share equally in losses and profits. This venture initially will market records owned by an independent third party.

         In a transaction effective June 1, 1999, the Company issued 94,500 common shares to acquired 100% of Channel Net, Ltd.

         585,000 common shares, representing a previously declared 5 % stock dividend, were issued during the quarter ended June 30, 1999.

         675,456 common shares, representing a declared 5 % stock dividend, were issued during the quarter ended September 30, 1999.

Note 3 - Adjustment:

         Sales for the nine months ended September 30, 1999 were revised to $2,011,615. The sales of $2,807,749 as originally stated for the quarter ended September 30, 1999 were overstated by $796,134, which was an overstated account receivable included in the financial information provided by our foreign subsidiary and their independent accounting firm.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

      Our revenues were approximately $1,400,000 for the third quarter of 1999 while the Company had revenues of approximately $320,000 in the comparable quarter in 1998. This increase was due to the generation of additional VoIP sales of our international telecommunications network.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      Our revenues were approximately $2,000,000 for the nine months ended September 30, 1999 while we received $449,000 for the nine months ended September 30, 1998.

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

LIQUIDITY

     We had a working capital of approximately $7,000,000 as of September 30, 1999 compared to a negative working capital of approximately $208,000 as of September 30, 1998. The increase in capital resulted from receipt of proceeds from our placements totalling $1,890,000 and an increase in receivables and prepaid expenses in 1999. Since December 31, 1998 we received gross proceeds of $650,000 from the sale of convertible notes and exercise of warrants. All the notes have been converted into equity and we have been able to repay and terminate our factoring arrangement. In June 1999 we completed a private placement of shares of common stock and received approximately $1,240,000. Upon effectiveness of this registration statement and in the absence of adverse changes these purchasers are obligated to pay us another $400,000 for additional shares.

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

Date: May 26, 2000                      /s/ Byron R. Lerner
      ---------------                   ----------------------------------------
                                        Byron R. Lerner, President
                                        Chief Executive Officer