Form 10-K/A
period 1999-12-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2000-05-31
CIK 1069793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                  AMENDMENT 1

                                 FORM 10-KSB/A

(MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
              [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO .....................
           COMMISSION FILE NUMBER:             000-25641
                            ................................................

                            ------------------------

                       TELTRAN INTERNATIONAL GROUP, LTD.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                        11-3172507
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                 ONE PENN PLAZA, SUITE 4430, NEW YORK, NY 10119
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

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

Yes X  No __

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's revenues for the year ended December 31, 1999 were $2,453,189.

     The aggregate market value of the common stock held by non-affiliates of the issuer is $65,590,502, based on $4.844, which was the average of high and low sales prices on the OTC Bulletin Board on April 10, 2000.

     The number of shares outstanding of the issuer's common stock is 18,275,979 as of April 11, 2000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     In July 1983, we were incorporated in Utah as Spectratek Incorporated and we subsequently incorporated as Teltran International Group Ltd in Delaware on October 6, 1997. In 1993 we formed a wholly owned subsidiary, Teltran International, Inc. and we use Teltran International to engage in our international telecommunications business. Since 1998 our primary business is acting as a seller of telecommunications time. In 1999 we began operating an Internet portal. Recently we have acquired entities in the United Kingdom which are engaged in or were commencing to engage in providing equipment services for Internet providers. Prior to 1998 we were engaged in attempts to develop our business and did not receive any significant revenues. References to "we," "us," or "our" include Teltran International as well.

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

     We have determined to establish our own network center and for that purpose are obtaining the equipment necessary for that purpose. We are in the process of purchasing or leasing equipment, including the lease of a switch from Cisco. We estimate the network center will be operational by June 30, 2000. It will be located at the New York colocation facility or technical center in New York City utilized by the Company. Once the network center is operational the Company will be able to enter into direct arrangements to provide voice Internet services directly to other countries without utilizing the services of ITXC. It may also enable the Company to provide other telecommunication services including fax broadcasting. As a result of our purchases through Cisco, Cisco has advised us that we may participate in various programs which provide customers with various levels of programs established by Cisco which provide us with various levels of marketing and technical support depending on the amount of purchase. [CROSS REF]

OTHER TELECOMMUNICATION ARRANGEMENTS

     Teltran regards itself as a telecommunications company and may enter into arrangements for the resale of telecommunications time not involving the ITXC network. Future arrangements may involve entirely different providers or a combination of ITXC and other providers. We have established our own network facility at our existing co-location site in New York City. This enables us to use our own network for Internet telephony, and other telecommunications services.

     Through April 15, 2000 the Company has advanced $224,770 to and has an understanding to acquire a start-up venture SaveOnCalling.com LLC engaged in the marketing of casual access long distance services, better known as "10-10-dial-around." Dial-around is a telecommunications service that allows consumers to select alternative long distance providers by entering the particular provider's carrier identification code (CIC) prior to dialing a long distance telephone call. Charges for these calls generally appear on the caller's regular telephone bill.

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

MARKETING/CUSTOMERS

     During 1998 our principal customer was OzEmail under the refile arrangement. During 1998 we received approximately 79.3% of our revenues from OzEmail. We did not derive significant refile revenues from OzEmail in 1999. We are not dependent upon OzEmail or its successor ITXC as a customer. We derived 17.1% of our revenues in 1998 from Telecom 2000 for providing it with domestic long distance capacity. This arrangement has terminated. No customer accounted for more than 5% of our revenues in 1999.

     We market our service through our United States and United Kingdom executive officers and employees, one of whom is the vice president of sales and marketing. We have also entered into non-exclusive arrangements with agents who will receive a commission from the revenues generated by any of our customers introduced by an agent.

COMPETITION

     Currently, we compete with numerous other long distance resellers and providers. We believe our significant competition will be independent resellers and providers including providers of competing Internet voice telephony systems. Other competitors may include large telephone carriers like AT&T, MCI/WorldCom and Sprint, as well as other providers of international long distance services like STAR Telecommunications, Inc., and corporate alliances that provide wholesale carrier services, like "Global One." In addition, we have a non-exclusive affiliate arrangement with ITXC, therefore ITXC is free to appoint other affiliates which may result in our facing substantial competition from within the ITXC system. Many of our competitors are likely to be significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than we do. We compete for customers in the telecommunications markets primarily based on price and, to a lesser extent, the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if our competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or are able to offer other incentives to existing and potential customers.

EMPLOYEES

     As of April 15, 2000 we had nine full-time employees in New York, eight of whom are engaged in executive and technical functions and one of whom is a clerical employee. We also have full time employees in the United Kingdom as a result of our United Kingdom acquisitions. We also utilize consultants.

TECHNICAL FACILITIES

     We have an oral arrangement with an unaffiliated party by which our technical equipment is housed and maintained at this party's colocation facility in New York City located on the same block as our headquarters. All equipment, connections and telephone lines between us and our customers and overseas providers are presently located at this facility. Prior to establishing our own network operation center at this location, we utilized the owner's equipment to effect these connections.

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

     Internet Protocol entered into an arrangement with Global 1 pursuant to which Global 1 will provide network information to facilitate access to the internet for Internet Protocol customers. Global 1 has also agreed to resell co-location facilities in the London Switch. Internet Protocols will also market Global 1 internet provider service. We believe the rates provided by Global 1 to Internet Protocol are favorable and that relationship will be beneficial to us because it has the potential to result in additional revenues to us.

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

     Recordstogo.com, Inc. has entered into two agreements with distributors of music recordings for the distribution of records owned by these entities over the internet and through the website. The records in each case are not being currently marketed by their original producer or distributor. The Recordstogo.com website (http://www.recordstogo.com/) has been designed and completed and may be viewed on the Internet. Recordstogo.com., Inc. has retained an agency to further develop the joint venture's marketing strategy and has been actively seeking relationships with a variety of different businesses that can provide content for or direct potential customers to the Recordstogo.com website. The joint venture corporation is also in the process of completing the appropriate databases and fulfillment capabilities at the warehouse of one of its suppliers. The joint venture commenced commercial operations in May 2000.

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

     See "Equipment" and "U.K. Subsidiaries," in "Item 1. Description of Business," for a description of equipment.

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

     The plaintiffs claim that Spectratek issued and caused to be issued misleading statements concerning the status of various contracts Spectratek was prepared to enter into. As a result of these statements, the plaintiffs purchased 156,000 shares of Spectratek's stock and suffered damages of an unspecified amount. Teltran denies all liability since it had actually entered into arrangements that were not consummated due to its inability to obtain equipment at the time. We do not believe we have any liability to the plaintiffs and will vigorously defend this action. We made a motion to dismiss this action, which was granted in October 1999. The plaintiffs have filed an amended complaint which we again moved to dismiss. This motion was denied in April 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Quotations for our common stock are listed in the "pink sheets" maintained by the National Quotation Bureau. Prior to April 19, 2000 the stock was traded on the OTC Bulletin Board but was removed because we are still in the process of handling comments of the Securities & Exchange Commission to our initial filings. We had applied to the American Stock Exchange and then to the NASDAQ National Market both of which applications were rejected. The NASDAQ application was rejected recently because our stock price declined during the period our stock was being removed from the bulletin board. We intend to reapply to the OTC Bulletin Board and then to the NASDAQ. We must appoint at least three independent directors to serve an audit and compensation committee of the board. No assurance can be provided that our stock will be accepted for relisting on the bulletin board for trading on NASDAQ.

     Set forth below are the high and low closing bid quotations for our common stock for the periods indicated as reflected on the OTC Bulletin Board. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

PERIOD                                                                          HIGH      LOW
----------------------------------------------------------------------------   ------    -----
December 31, 1999...........................................................   $11.50    $6.00
September 30, 1999..........................................................    16.50     6.31
June 30, 1999...............................................................     9.69     1.75
March 31, 1999..............................................................     2.60      .60
December 31, 1998...........................................................     1.19      .43
September 30, 1998..........................................................     1.00      .75
June 30, 1998...............................................................     2.94     1.88
March 31, 1998..............................................................     3.13      .43
December 31, 1997...........................................................      .13      .13
September 30, 1997..........................................................      .18      .11
June 30, 1997...............................................................      .33      .22
March 31, 1997..............................................................      .65      .40

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

     As of May 1999 we acquired all the shares of Omni Communications Inc. This company is an authorized agent of UniDial Communications, which operates as an independent network of telecommunications resellers. We issued 126,788 shares of our common stock to the sellers, of which James Tubbs received 100,000 shares. Mr. Tubbs is an officer and director of our company. Teltran believes the issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 under Section 4(2). We have been advised that the only issuance of this company's shares were to the three sellers, all of whom were accredited investors.

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

     At the time of the acquisition, Teltran issued an additional 83,886 shares in escrow, which may be used to satisfy approximately $550,000 of indebtedness of Internet Protocols Ltd. to its former stockholder. The Company believes that the shares were issued under an exemption from the registration requirements of the Securities Act under Section 4(2). See "Item 12. Certain Relationships and Related Transactions--Certain Recent Securities Transactions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

CORRECTION TO PUBLIC ANNOUNCED RESULTS

     In March 2000 we announced that our 1999 year end revenues were $5,671,887 and our loss for 1999 was $371,764. We then determined our 1999 revenues were $2,453,189 and our 1999 loss was $2,239,920. As a result we found our 1999 nine month revenues and loss of $2,815,908 and $157,923 respectively was $2,019,774 and $638,211.

     A substantial part of the overstatement in the announcement for year end results related to the treatment of gross billing of telecommunication services provided by Channelnet in financial information which we believed was acceptable to our auditors. The services of Channelnet are billed directly by the British Telephone Company to the retail customer. Ultimately, Channelnet receives this amount less charges of the telephone company and the network provider. Initially, the entire amount billed to the customers account was treated as gross revenues with the payments deducted. This treatment had no effect on our net income. We determined to treat as revenue only the amount remitted to us by the telephone company. This resulted in reduction of approximately $2,400,000 in revenues.

     The auditors also made adjustments finding that an account receivable was included in the financial information provided by our subsidiary and their independent accounting firm was overstated causing a reduction of revenues and income of approximately $1,200,000. We also reserved an additional amount against collection of $400,000 of this receivable. At the same time we reduced our nine month revenue and income by approximately $794,000 with respect to this same receivable.

     While we do not believe we have done anything wrong, we have taken several steps to make certain that errors of this type do not occur in the future. We plan to retain another public accounting firm Rosthstein, Kass Comany, LLP to become our outside auditors for the 2000 fiscal year. This firm, among other things, will review our financial statements for quarters subsequent to the first quarter. We have retained a new accounting firm for our Channelnet subsidiary and appointed an experienced executive officer who recently joined us with the acquisition of Web Factory to act in the future, as financial officer of our United Kingdom subsidiaries. Finally, we are in the process of obtaining a senior financial for the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

NAME                                               AGE   POSITION
------------------------------------------------   ---   ------------------------------------------------
Byron R. Lerner.................................   55    President, Chief Executive Officer and Director
James E. Tubbs..................................   39    Executive Vice President, Chief Operating
                                                           Officer and Director
Peter Biagioli..................................   39    Vice President of Sales and Marketing
Mitchell Hershkowitz............................   31    Vice President of Operations
Michael Neville.................................   44    Vice President--UK Operations
James Supple....................................   35    Chief Financial Officer

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

     Peter Biagioli has been employed by us since 1997 as an officer and has been our vice president of sales and marketing since February, 2000. From February 1988 to January 1997 Mr. Biagioli was vice president of worldwide commercial development for the Manifest Division of TNT Express Worldwide. During the period November 1982 to January 1988 he was employed by Avis Rent A Car System Inc. and was a regional sales manager for the New York metropolitan market.

     Mitchell Hershkowitz has been our vice president of operations since April 1999. From October 1997 through April 1999, Mr. Hershkowitz's title was director of operations. From October 1994 through October 1997, he was regional sales director for OmniCom.

     Michael Neville has been our vice president of United Kingdom operations since February 2000. He is presently acting as a consultant on a part-time basis and providing services to others as a consultant. From July 1998 to January 2000, he was director of business development and wholesale services for Norweb. From August 1997 to May 1998, Mr. Neville was managing director of OzEmail Interline Pty., a joint venture between Metro Holdings and OzEmail Ltd. From 1989 to 1997, Mr. Neville held various positions with Cable and Wireless Communications; most recently his title was general manager--international partner services.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than 10 percent of our common stock. Teltran had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under
Section 16(a) of the Exchange Act in prior years. All reports for officers and directors will be filed by June 10, 2000. Teltran will encourage beneficial owners of more than 10% of Teltran's common stock to file their reports by the same date.

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

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION AWARDS
                                                                           ---------------------------------------
                                                                                                   SECURITIES
NAME AND PRINCIPAL POSITION                                                YEAR     SALARY      UNDERLYING OPTIONS
------------------------------------------------------------------------   ----    --------     ------------------

Byron E. Lerner
  President and Chief Executive Officer.................................   1999    $159,375     951,250
                                                                           1998      88,000     496,127 shares
                                                                           1997      37,500     --
James Tubbs
  Executive Vice President and Chief Operating Officer..................   1999    $161,000     550,250
                                                                           1998      35,000     496,127 shares
                                                                           1997      66,000     --
Peter Biagioli..........................................................   1999    $124,466     132,300 shares
                                                                           1998      41,477     132,300
                                                                           1997      90,000     --

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

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                            NUMBER OF SHARES
                                                             UNDERLYING
                                                            OPTION GRANT        EXERCISE PRICE     EXPIRATION DATE
                                                            ----------------    --------------    -----------------

Byron Lerner.............................................        275,625            $ 0.51        January 31, 2009
                                                                 275,625              3.49        May 8, 2009
                                                                 400,000              4.00        December 30, 2009
James Tubbs..............................................        275,625            $ 0.51        January 31, 2009
                                                                 275,625              3.49        May 8, 2009
Peter Biagioli...........................................         22,050            $ 0.51        January 31, 2009
                                                                 110,250              3.49        May 8, 2009

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The table below provides information concerning stock option exercises during the fiscal year ended December 31, 1999 and the value of unexercised options at the end of that fiscal year. All of the unexercised options were in the money on this date.

                                                                                          NUMBER OF        VALUE OF
                                                                                            SHARES       UNEXERCISED
                                                        SHARES                            UNDERLYING     IN-THE-MONEY
                                                       ACQUIRED ON                        UNEXERCISED     OPTIONS AT
NAME                                                   EXERCISE       VALUE REALIZED       OPTIONS       END OF YEAR
----------------------------------------------------   -----------    ----------------    -----------    --------------

Byron Lerner........................................     281,758         $2,285,416        1,165,617       $5,368,137
James Tubbs.........................................      35,000         $  294,700        1,012,375       $5,717,171
Peter Biagioli......................................      35,000         $  294,700          225,000       $1,252,202

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

     On December 20, 1999 the board of directors awarded Byron Lerner an additional option to purchase 400,000 shares of common stock at $4.00 per share. On February 1, 2000 the board of directors awarded Byron Lerner and James Tubbs options to purchase 890,500 and 717,933 shares of our common stock, respectively. The exercise price of the options is $8.00 per share until August 2, 2000 and $1.00 thereafter if Executive's employment is terminated as a result of a change in control the options will vest immediately at our exercise price of $.10 per share. Otherwise these options as amended vest as to one-half ( 1/2) of the shares subject to the Option on the date of issuance. An additional one-half of the shares vest on January 1, 2001. The total number of shares subject to the option increase by an amount equal to the difference between 9.9% of the outstanding shares and the shares subject to the option (including exercised shares). The options are exercisable until February 1, 2010.

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

                                                                                   SHARES         PERCENT OF
                                                                                 BENEFICIALLY      SHARES
IDENTITY OF STOCKHOLDER OR GROUP                                                    OWNED         OUTSTANDING
------------------------------------------------------------------------------   -------------    -----------
Byron Lerner..................................................................     1,748,000           9.6%
James Tubbs...................................................................     1,444,188           8.0%
Peter Biagioli................................................................       263,600           1.5%
Balmore S.A, C.B..............................................................     3,312,429          19.3%
  Trident Chambers,
  P.O. Box 146
  Road Town Tortola
  British Virgin Islands
Antra Holding Group Inc.......................................................     2,205,000          12.9%
  1515 Locust Street,
  Philadelphia, PA 19102
All Officers and Directors (6 persons)........................................     3,742,438          18.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     We formed a joint venture corporation with a subsidiary of Antra to market records with Antra through a website to be established on the Internet using our portal. We and Antra each own 49% of the outstanding shares of this corporation with an unrelated third party owning 2% of the outstanding shares. We each will be equally responsible for funding and share equally in losses and profits. This venture initially will market records owned by independent third parties through the Internet. See "Item 1. Description of Business."

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

     In April, 1999 we agreed to issue options to purchase shares of our common stock to Corrie Ltd. and Craighouse Ltd. if their assistance proved successful in obtaining international communication arrangements. These options, if issued, may entitle the holder or holders to purchase an aggregate maximum of 450,000 shares of common stock. While the conditions for these options have not occurred, we believe there is a strong possibility that these options will be issued. Neither of these entities or their principals are related to Teltran.

     In December 1999, the Company issued 37,500 shares to Dolores Miller, the spouse of Martin Miller. Ms. Miller is required to pay $295,312 for these shares. Martin Miller is a former director of the Company, having resigned in January 2000. Mr. Miller denies beneficial ownership of the shares owned by Ms. Miller.

     As of December 18, 1999, Teltran acquired all of the issued and outstanding shares of Internet Protocols Ltd., a company engaged in rendering services to Internet service providers and others. Internet Protocols Ltd. enters into arrangements under which it shares revenue or charges a fee for use of its equipment. Teltran issued 1,481,566 shares in connection with the acquisition. We have also purchased shares of Internet Protocols Ltd. directly from this subsidiary company for approximately $3,000,000 payable in installments through August 2000. The ultimate purchase price for the shares acquired from the former shareholders may be increased or decreased depending upon the valuation of Internet Protocols Ltd. in November 2000. One-half of the shares issued to the former shareholders were deposited in escrow covering indemnification and possible downward revaluation. At the time of the acquisition, Teltran issued an additional 83,886 shares in escrow, which may be used to satisfy approximately $550,000 of indebtedness of Internet Protocols Ltd. to several of its former stockholders. The price was determined by negotiation. The total amount payable by us for Internet Protocols before any adjustments was approximately $18,200,000 ((pound)10,800,000). This includes approximately $3,000,000 payable to Internet Protocols, pursuant to acquisition agreement with former shareholders of Internet Protocols. We have agreed in principal with holders of majority of the former Internet Protocols schedules to eliminate future installments payable by us to Internet Protocols for a portion of our shares. This amounts to reduction of approximately $1,200,000 ((pound)9,600,000) in the aggregate purchase price. We shall nevertheless remain responsible for funding the operating of this subsidiary. All references to dollar amount are based on exchange rates at the time of the transactions. The number of shares may be adjusted in certain circumstances based on a decline in the market price of the Company's shares.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Index To Exhibits.

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
  .1   3     --   Certificate of Incorporation (a)

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
 3.2         --   Certificate of Ownership and Merger of Spectratek Incorporation by Teltran International Group,
                  Ltd.(a)
 3.3         --   Amendment to Certificate of Incorporation (a)
 4.          --   By-Laws(b)
10.1         --   1998 Stock Option Plan (a)
10.2         --   Employment Agreement between Byron Lerner and Registrant (a)
10.2(a)      --   Employment Agreement between James Tubbs and Registrant (b)
10.2(b)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between Byron Lerner and
                  Registrant *
10.2(c)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between James Tubbs and
                  Registrant *
10.3         --   USA Interconnectivity and Support Agreement dated October 12, 1999 (a)
10.4         --   USA Intellectual Property License Agreement dated October 12, 1999 between OzEmail and Registrant
                  (a)
10.5         --   Telecommunication Services Agreement dated October 15, 1998 between OzEmail and Registrant (a)
10.6         --   Extension and Modification of OzEmail Agreement (e)
10.7         --   Subscription Agreement dated June 10, 1999 (c)
10.8         --   Memorandum Agreement between Registrant and Antra Holdings Group Inc.(c)
10.9         --   (i) Exchange Agreement dated as of July 15, 1999 between Barclay Brydon Limited and Teltran
                  International Group,Ltd., as amended by the Closing Memorandum dated August 16, 1999(d)
                  (ii) Memorandum of Closing between and among Barclay Brydon Limited and Teltran International
                  Group, Ltd., dated August 16, 1999(d)
10.10        --   Restated and Amended Stockholders' Agreement dated January 24, 2000 amending and restating the
                  Agreement dated as of September 30, 1999 among Teltran International Group, Ltd., Antra Group
                  Holdings, Inc., and Recordstogo.com Inc. *
10.11        --   Telecommunications Services Agreement between Teltran International, Inc. and Pacific Gateway
                  Exchange (f)
10.12        --   Telecommunications Services Agreement between Teltran International, Inc. and North American
                  Gateway, Inc.(f)
10.13        --   Exchange Agreement among Teltran International Group, Ltd. and the Sellers named on Schedule A.(f)
10.14        --   Deferred Equipment Purchase Agreement, dated August 16, 1999, between Barclay Brydon Limited and
                  Teltran International Group, Ltd. (g)
10.15        --   ChannelNet Limited Service Provider Agreement with Norweb Telecom Limited, dated November 23, 1999
                  (g)
10.16        --   Acquisition Agreement made as of December 18, 1999, by and among Teltran International Group, Ltd.
                  and Internet Protocols Limited and the Shareholders of Internet Protocols Limited. (h)
10.17        --   Office Lease, One Penn Plaza, New York. *
10.18        --   Commercial Lease Agreement , made and effective February 4, 2000 by and between TELEVISIONES
                  COMMUNICATIONS, CORP. and Teltran International Group, Ltd., for collocation facility in Miami,
                  Florida. *

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
10.19        --   WWExchange Network Services Agreement by & between Teltran International, Inc. & ITXC Corp. (i)
10.20        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  Bryon R. Lerner. (i)
10.20a       --   Corrected and restated option *
10.20b       --   Corrected and restated option *
10.21        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  James Tubbs. (i)
10.22        --   Form of Promissory Note, dated December 9, 1999, used in connection with the exercise of stock options. (i)
10.23        --   Agreement for Sale and Purchase of Part of the Business of the Web Factory Limited among Web
                  Factory Limited, Castlegate 133 Limited, Teltran International Group Limited and Datatec Limited
                  dated March 15, 2000. (j)
21.1         --   Subsidiary List *
27           --   Financial Data Schedule*

------------------
  * Filed herewith or in original filing.

 (a) Previously filed with the Company's Form 10-SB on March 24, 1999.

 (b) Filed with the Company's Amendment 1 to its Form 10-SB.

 (c) Filed with the Company's Amendment 1 to its Form SB-2.

 (d) Filed with the Company's Form 8-K, dated August 16, 1999.

 (e) Filed with the Company's Amendment 2 to its Form SB-2.

 (f) Filed with the Company's Amendment 3 to its Form SB-2.

 (g) Filed with the Company's Amendment 4 to its Form SB-2.

 (h) Filed with the Company's Current Report on Form 8-K on January 3, 2000.

 (i) Filed with Company's Annual Report for 1999 on Form 10K SB.

 (j) Filed with the Company's Current Report on Form 8-K for March 15, 2000.

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

Date: May   , 2000

                                          TELTRAN INTERNATIONAL GROUP, LTD.

                                          By: ________/s/ BYRON R. LERNER_______
                                                       Byron R. Lerner
                                                         President

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: May   , 2000

                                         __________/s/ BYRON R. LERNER__________
                                                      Byron R. Lerner
                                          President, Chief Executive Officer and
                                                         Director

Date: May   , 2000

                                         ___________/s/ JAMES E. TUBBS__________
                                                      James E. Tubbs
                                             Executive Vice President, Chief
                                                        Operating
                                                   Officer and Director

Date: May   , 2000

                                         ____________/s/ JAMES SUPPLE___________
                                                       James Supple
                                                 Chief Financial Officer

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

                                          LIEBMAN GOLDBERG & DROGIN LLP

Garden City, New York
March 10, 2000

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                                     INDEX

                                                                                                         PAGE NO.
                                                                                                        ----------
Part I Financial Information
     Consolidated Balance Sheet at December 31, 1999.................................................          F-1
     Consolidated Statements of Operations for the years ended
       December 31, 1999 and 1998....................................................................          F-2
     Consolidated Statements of Stockholders Equity for the years ended
       December 31, 1999 and 1998....................................................................          F-3
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999 and 1998....................................................................          F-4
     Notes to Consolidated Financial Statements......................................................   F-5 - F-12

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                      DECEMBER 31,
                                                                                                          1999
                                                                                                      ------------
                                              ASSETS
Current Assets:
  Cash.............................................................................................   $  3,823,468
  Accounts receivable--net of allowance
     for doubtful accounts of $398,067.............................................................        978,037
  Prepaid expenses and other current assets........................................................        192,466
                                                                                                      ------------
       Total current assets........................................................................      4,993,971
                                                                                                      ------------
Property and Equipment
  Machinery & Equipment, net of accumulated depreciation...........................................      1,094,816
                                                                                                      ------------
Other Assets:
  Investment (Cost method).........................................................................      4,000,000
  Security deposits................................................................................         50,705
  Goodwill--net of amortization....................................................................        229,564
                                                                                                      ------------
       Total other assets..........................................................................      4,280,269
                                                                                                      ------------
       Total assets................................................................................   $ 10,369,056
                                                                                                      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Loan payable.....................................................................................   $     97,818
  Accounts payable, accrued expenses and taxes payable.............................................      2,069,556
  Corporation taxes payable........................................................................         16,090
                                                                                                      ------------
       Total current liabilities...................................................................      2,183,464
                                                                                                      ------------
Long-Term Liabilities:
  Loans payable--stockholders'.....................................................................          1,245
  Long term debt...................................................................................         50,449
                                                                                                      ------------
       Total long-term liabilities.................................................................         51,694
                                                                                                      ------------
       Total liabilities...........................................................................      2,235,158
                                                                                                      ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000,000 shares authorized and -0- issued and outstanding
  Common stock, $.001 par value per share, 50,000,000 shares authorized and 16,420,983 and 7,697,295 issued
     and outstanding, respectively.................................................................         16,421
  Additional paid in capital in excess of par value................................................     20,795,070
  Note receivable..................................................................................       (391,219)
  Stock subscription receivable....................................................................       (295,312)
  Deficit..........................................................................................    (11,988,871)
  Translation adjustment...........................................................................         (2,191)
                                                                                                      ------------
       Total stockholders' equity..................................................................      8,133,898
                                                                                                      ------------
       Total liabilities and stockholders' equity..................................................   $ 10,369,056
                                                                                                      ============

   The accompanying notes are an integral part of these financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                     ---------------------------
                                                                                        1999             1998
                                                                                     -----------       ---------
Revenues:
  Sales...........................................................................   $ 2,453,189       $ 535,197
Cost of Sales:
  Purchases.......................................................................     1,944,849         244,832
                                                                                     -----------       ---------
Gross profit......................................................................       508,339         290,365
                                                                                     -----------       ---------
Expenses:
  Salaries........................................................................       738,397         143,356
  Outside services................................................................        50,331         271,850
  Professional fees...............................................................       361,031          49,531
  Bad debts.......................................................................       398,067              --
  Fees--other.....................................................................        95,039           9,384
  Payroll taxes...................................................................        26,167          14,878
  Leasing expense.................................................................        13,834          11,446
  Travel..........................................................................       168,257          93,701
  Insurance.......................................................................        41,297          28,863
  Rent............................................................................       153,440          48,834
  Office expense..................................................................        21,208           3,435
  Miscellaneous...................................................................        25,089           3,908
  Maintenance costs...............................................................         2,030              --
  Printing........................................................................        39,825              --
  Commissions.....................................................................        21,538              --
  Depreciation....................................................................         6,785              --
  Registration fees...............................................................        16,135              --
  Business development............................................................        70,304              --
  Telephone.......................................................................       140,532           6,088
  Contributions...................................................................         1,450              --
  Advertising.....................................................................       206,709              --
  Joint venture expenses..........................................................         4,150              --
  Amortization expense............................................................         6,094          24,083
                                                                                     -----------       ---------
     Total expenses...............................................................     2,607,709         709,357
                                                                                     -----------       ---------
(Loss) from operations............................................................    (2,099,370)       (418,992)
  Interest expense--net...........................................................        17,154          29,959
                                                                                     -----------       ---------
(Loss) before other expense and provision for income taxes........................    (2,116,524)       (448,951)
Other expense:
  (Loss) from joint venture.......................................................      (104,653)             --
                                                                                     -----------       ---------
(Loss) before provision for income taxes..........................................    (2,221,177)       (448,951)
  Provision for income taxes......................................................        18,743             388
                                                                                     -----------       ---------
Net (loss)........................................................................   $(2,239,920)      $(449,339)
                                                                                     ===========       =========
Net (loss) per share of common stock based upon 11,845,357 and 6,929,082 (weighted
  average) shares issued, respectively............................................   $     (0.19)      $   (0.06)
                                                                                     ===========       =========

   The accompanying notes are an integral part of these financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               COMMON STOCK           CAPITAL
                                                          ----------------------    IN EXCESS OF
                                                            SHARES       AMOUNT      PAR VALUE         DEFICIT
                                                          -----------    -------    ------------    -------------
Balance--January 1, 1998...............................       915,637    $   916    $  1,501,928    $  (1,805,156)
Issuance of shares re:
  joint venture termination............................     6,000,000      6,000         284,000               --
Issuance of shares re:
  conversion of debt...................................       281,658        281         116,931               --
Issuance of shares re:
  payment of stockholders' loans.......................       500,000        500          99,500
Net (loss) for the period..............................            --         --              --         (449,339)
                                                          -----------    -------    ------------    -------------
Balance--December 31, 1998.............................     7,697,295      7,697       2,002,359       (2,254,495)
Issuance of shares re:
  conversion of debt...................................     1,835,033      1,835         674,484
Investment: Omnicom of NY Inc..........................       115,000        115
Writedown of investment:
  Omnicom of NY Inc....................................                                  (24,957)
Issuance of shares re:
  warrants (conversion of debt)........................       167,500        167          98,270
Issuance of shares re:
  Private placement....................................       278,999        279       1,008,190
Issuance of shares re:
  Warrants exercised...................................        37,500         38         146,462
Investment.............................................     2,000,000      2,000       3,998,000
Issuance of shares re:
  acquisition--Channelnet..............................        94,500         95         188,905
Stock dividend.........................................       585,000        585       2,596,815       (2,597,400)
Stock dividend.........................................       675,456        675       4,896,381       (4,897,056)
Issuance of shares re:
  Private placement....................................       625,000        625       4,524,375
Stock issued to employees exercising stock
  options..............................................       706,758        707         390,511
Investment: Internet Protocols.........................     1,565,442      1,565      15,151,914
Writedown of investment--Internet Protocols............                              (15,151,914)
Issuance of stock for stock subscription...............        37,500         38         295,274
Net (loss) for the period..............................                                                (2,239,920)
                                                          -----------    -------    ------------    -------------
Balance--December 31, 1999.............................    16,420,983    $16,421    $ 20,795,070    $ (11,988,871)
                                                          ===========    =======    ============    =============

   The accompanying notes are an integral part of these financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1999            1998
                                                                                      -----------      ---------
Cash Flows from Operating Activities:
Net (loss).........................................................................   $(2,239,920)     $(449,339)
Adjustment to reconcile net (loss) to net cash (used in)
  operating activities:
  Depreciation and amortization expense............................................        12,879         24,083
  (Loss) from joint venture........................................................       104,653             --
  (Increase) in accounts receivable................................................      (883,741)       (94,296)
  (Increase) in prepaid expenses and other current assets..........................      (192,466)            --
  (Increase) in goodwill...........................................................      (198,070)            --
  (Increase) in security deposits..................................................       (50,705)            --
  Decrease (increase) in deferred financing costs..................................        19,797        (55,875)
  Cash (repayments) received--factor...............................................       (65,193)        65,193
  Increase in accounts payable, accrued expenses and taxes payable.................     1,982,555         69,112
                                                                                      -----------      ---------
     Net cash (used in) operating activities.......................................    (1,510,210)      (441,122)
                                                                                      -----------      ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment...............................................    (1,101,512)            --
                                                                                      -----------      ---------
Cash Flows from Financing Activities:
  (Decrease) Increase of convertible debentures payable............................      (180,488)       180,488
  (Decrease) in notes payable......................................................            --       (250,000)
  Decrease in loans payable--stockholders..........................................            --        102,865
  Conversion of convertible debenture--stock issued................................       676,319        119,512
  Decrease in loan payable.........................................................        47,818        (50,000)
  Proceeds from loan payable.......................................................       107,747         50,000
  Exercise of warrants.............................................................       244,937             --
  Private placement................................................................     5,533,469             --
  Issuance of stock for notes payable..............................................            --        290,000
                                                                                      -----------      ---------
     Net cash provided by financing activities.....................................     6,429,802        442,865
                                                                                      -----------      ---------
Net increase in cash...............................................................     3,818,079          1,743
Cash--January 1,...................................................................         5,389          3,646
                                                                                      -----------      ---------
Cash--December 31,.................................................................   $ 3,823,468      $   5,389
                                                                                      ===========      =========
Supplemental Disclosures:
  Income tax.......................................................................   $       625      $     625
                                                                                      ===========      =========
  Interest paid....................................................................   $    37,692      $  29,959
                                                                                      ===========      =========
Supplemental Schedule of Non-Cash Investing and
  Financing Activities:
  Non-cash issuance of common stock................................................   $17,246,526      $      --
                                                                                      ===========      =========

   The accompanying notes are an integral part of these financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1--OPERATIONS:

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

     On October 6, 1997, Spectratek merged into a newly formed Delaware corporation; Teltran International Group, Ltd., becoming the surviving publicly trading entity.

     Prior to 1998, the Company was engaged in attempts to develop their business and did not receive any significant revenues.

     Except as otherwise indicated by the context, references to "the Company" refer to Teltran International Group, Ltd. and its subsidiaries.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Additionally, on December 18, 1999, Teltran acquired all the outstanding shares of Internet Protocols Ltd., a provider of equipment and services to internet service providers. Teltran is required to transfer approximately $3,000,000 to Internet Protocols Ltd. and issue 1,565,442 shares of its common stock to the shareholders of Internet Protocols Ltd. in exchange for their stock in Internet Protocols Ltd,. Subsequent to the completion of this transaction and after December 31, 1999, the parties have agreed in principle to substantially modify this purchase based upon the downward reevaluation of the assets acquired and the inability to determine the true, if any goodwill, factor of Internet Protocols Ltd. Internet Protocols Ltd. is a development stage company and realized minimal sales in 1999.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)
  Development Stage Activities and Operations:

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

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share." The Statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share, as the effect of common stock options, warrants and convertible debt amounts are antidilutive. The weighted average number of common shares used to calculate loss per common share during 1999 and 1998 was 11,845,357 and 6,929,082 respectively.

  Income Taxes:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance.

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                            1999           1998
                                                         -----------    -----------
Deferred Tax Assets:
Net Operating Loss Carryforwards......................   $ 4,114,217    $ 2,241,245
                                                         ===========    ===========
Deferred Tax Liabilities:                                  1,398,834        762,023
Valuation Allowance...................................    (1,398,834)      (762,023)
                                                         -----------    -----------
                                                         $         0    $         0
                                                         ===========    ===========

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

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)
  Income Taxes (Continued):

     Teltran International Group, Ltd. and Subsidiaries Deferred Taxes--1999:

NOL from 1998...........................................   $2,241,245
Current Year NOL........................................    1,872,972
                                                           ----------
Total...................................................    4,114,217
Rate....................................................          34%
Deferred Tax............................................   $1,398,834
Less 1998 Taxes Payable.................................           --
                                                           ----------
Net Deferred Taxes......................................   $1,398,834
                                                           ==========
1997 Federal NOL Carryover..............................                 $1,801,606
1998 Operating Loss.....................................                    439,639
                                                                         ----------
NOL Carryover to 1999...................................                 $2,241,245
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

  Fair Value of Financial Instruments:

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

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

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)
  Major Customer:

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

NOTE 3--PROPERTY AND EQUIPMENT:

     Property and equipment--net consists of computer equipment and furniture at a cost of $1,101,512 less depreciation of $6,696. The estimated useful lives of the assets are 3-5 years.

NOTE 4--RELATED PARTY TRANSACTIONS:

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

NOTE 5--INVESTMENT IN JOINT VENTURE:

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

NOTE 6--CONVERTIBLE DEBENTURES PAYABLE:

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

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 7--NOTES PAYABLE:

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

NOTE 8--DUE TO FACTOR:

     In May 1998, the Company entered into a factoring agreement which was terminated in February 1999. The Company financed the accounts receivable of its major customers and used advances from the factor ($509,036 before customer repayments) to pay operating expenses as well as vendor purchases. Upon termination of the factoring agreement the outstanding balance was paid in full.

NOTE 9--STOCKHOLDERS' EQUITY:

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

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 9--STOCKHOLDERS' EQUITY:--(CONTINUED)
     The purchase price was determined as follows:

     94,500 common shares @ $2.00 per share = $189,000 (fair market value)

     The purchase price was allocated as follows:

     In U.S. Dollars

Accounts receivable...........................................   $  8,795
Accounts payable..............................................     (6,598)
                                                                 --------
  Net assets..................................................      2,197
Purchase price................................................    189,000
                                                                 --------
Goodwill......................................................   $186,803
                                                                 ========

     In April, 1999 the Company declared a 5% stock dividend to shareholders of record on June 1, 1999 and issued 585,000 common shares on June 15, 1999.

     In August, 1999 the Company declared a second 5% stock dividend to shareholders of record on September 1, 1999 and issued 675,456 common shares on October 15, 1999.

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

     On December 18, 1999, Teltran, as part of the acquisition of Internet Protocols, Ltd., issued 1,565,442 shares of its common stock to the shareholders of Internet Protocols Ltd. in exchange for their stock in Internet Protocols Ltd.

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share." The Statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The Statement was retroactively applied to the 1997 loss per share but did not have any effect.

NOTE 10--LEGAL PROCEEDINGS:

     The Company and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 11--COMMITMENTS AND CONTINGENCIES:

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

     The Company rents its facility under a lease agreement through August 31, 2003.

     Future minimum lease payments under these agreements for the years ended December 31, are as follows:

2000........................................................   $  162,981
2001........................................................      217,308
2002........................................................      217,308
2003........................................................      224,553
2004 and thereafter.........................................    1,461,966
                                                               ----------
                                                               $2,284,116
                                                               ==========

     Rent expense for the years ended December 31, 1999 and 1998 was $153,440 and $48,834, respectively.

NOTE 12--STOCK COMPENSATION PLAN:

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

     The following table summarizes certain information relative to stock options:

                                                                    WEIGHTED AVERAGE
INCENTIVE STOCK OPTIONS                                 SHARES      EXERCISE PRICE
----------------------------------------------------   ---------    ----------------
Granted.............................................   1,180,000         $ 1.69
Exercised...........................................           0             --
                                                       ---------
Outstanding--December 31, 1998......................   1,180,000           1.69
Exercised...........................................    (706,758)           .55
Granted.............................................   2,127,500           2.00
                                                       ---------
Outstanding--December 31, 1999......................   2,600,742             --
                                                       =========
Exercisable--December 31, 1999......................     959,732           1.11
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

     The Company recognizes compensation for stock options granted to employees in accordance with APB#25. The Intrinsic value method does not recognize compensation cost in the financial statements when options are granted. Had the Company determined compensation based on the fair value at the grant date for its stock options, the Company's net loss would have been increased to the pro-forma amounts indicated below. The fair

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

NOTE 12--STOCK COMPENSATION PLAN:--(CONTINUED) value was estimated using the Black Scholes option pricing model based on the weighted average market price at grant date of $2.00 in 1999. The following assumptions were used:

Dividend Yield                                                         0%
Risk Free Interest Rate                                                6%
Volatility                                                            67%
Expected Life                                                    10 years
  Net Loss:
     As reported...........................................   $(2,239,920)
                                                              ===========
     Pro-forma.............................................   $(2,737,481)
                                                              ===========
Net loss per share:
     As reported...........................................   $     (0.19)
                                                              ===========
     Pro-forma.............................................   $     (0.23)
                                                              ===========

NOTE 13--SUBSEQUENT EVENTS:

     On January 3, 2000, Teltran received an additional 800,000 shares of Antra's stock. Teltran now owns 2,800,000 shares of Antra's common stock.

     The adjustment of stock was agreed to by the parties, should there be a disparity in the relative market value of the two entities on January 3, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Index To Exhibits.

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
  .1   3     --   Certificate of Incorporation (a)

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
 3.2         --   Certificate of Ownership and Merger of Spectratek Incorporation by Teltran International Group,
                  Ltd.(a)
 3.3         --   Amendment to Certificate of Incorporation (a)
 4.          --   By-Laws(b)
10.1         --   1998 Stock Option Plan (a)
10.2         --   Employment Agreement between Byron Lerner and Registrant (a)
10.2(a)      --   Employment Agreement between James Tubbs and Registrant (b)
10.2(b)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between Byron Lerner and
                  Registrant *
10.2(c)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between James Tubbs and
                  Registrant *
10.3         --   USA Interconnectivity and Support Agreement dated October 12, 1999 (a)
10.4         --   USA Intellectual Property License Agreement dated October 12, 1999 between OzEmail and Registrant
                  (a)
10.5         --   Telecommunication Services Agreement dated October 15, 1998 between OzEmail and Registrant (a)
10.6         --   Extension and Modification of OzEmail Agreement (e)
10.7         --   Subscription Agreement dated June 10, 1999 (c)
10.8         --   Memorandum Agreement between Registrant and Antra Holdings Group Inc.(c)
10.9         --   (i) Exchange Agreement dated as of July 15, 1999 between Barclay Brydon Limited and Teltran
                  International Group,Ltd., as amended by the Closing Memorandum dated August 16, 1999(d)
                  (ii) Memorandum of Closing between and among Barclay Brydon Limited and Teltran International
                  Group, Ltd., dated August 16, 1999(d)
10.10        --   Restated and Amended Stockholders' Agreement dated January 24, 2000 amending and restating the
                  Agreement dated as of September 30, 1999 among Teltran International Group, Ltd., Antra Group
                  Holdings, Inc., and Recordstogo.com Inc. *
10.11        --   Telecommunications Services Agreement between Teltran International, Inc. and Pacific Gateway
                  Exchange (f)
10.12        --   Telecommunications Services Agreement between Teltran International, Inc. and North American
                  Gateway, Inc.(f)
10.13        --   Exchange Agreement among Teltran International Group, Ltd. and the Sellers named on Schedule A.(f)
10.14        --   Deferred Equipment Purchase Agreement, dated August 16, 1999, between Barclay Brydon Limited and
                  Teltran International Group, Ltd. (g)
10.15        --   ChannelNet Limited Service Provider Agreement with Norweb Telecom Limited, dated November 23, 1999
                  (g)
10.16        --   Acquisition Agreement made as of December 18, 1999, by and among Teltran International Group, Ltd.
                  and Internet Protocols Limited and the Shareholders of Internet Protocols Limited. (h)
10.17        --   Office Lease, One Penn Plaza, New York. *
10.18        --   Commercial Lease Agreement , made and effective February 4, 2000 by and between TELEVISIONES
                  COMMUNICATIONS, CORP. and Teltran International Group, Ltd., for collocation facility in Miami,
                  Florida. *

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
10.19        --   WWExchange Network Services Agreement by & between Teltran International, Inc. & ITXC Corp. (i)
10.20        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  Bryon R. Lerner. (i)
10.20a       --   Corrected and restated option *
10.20b       --   Corrected and restated option *
10.21        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  James Tubbs. (i)
10.22        --   Form of Promissory Note, dated December 9, 1999, used in connection with the exercise of stock options. (i)
10.23        --   Agreement for Sale and Purchase of Part of the Business of the Web Factory Limited among Web
                  Factory Limited, Castlegate 133 Limited, Teltran International Group Limited and Datatec Limited
                  dated March 15, 2000. (j)
21.1         --   Subsidiary List *
27           --   Financial Data Schedule*

------------------
  * Filed herewith or in original filing.

 (a) Previously filed with the Company's Form 10-SB on March 24, 1999.

 (b) Filed with the Company's Amendment 1 to its Form 10-SB.

 (c) Filed with the Company's Amendment 1 to its Form SB-2.

 (d) Filed with the Company's Form 8-K, dated August 16, 1999.

 (e) Filed with the Company's Amendment 2 to its Form SB-2.

 (f) Filed with the Company's Amendment 3 to its Form SB-2.

 (g) Filed with the Company's Amendment 4 to its Form SB-2.

 (h) Filed with the Company's Current Report on Form 8-K on January 3, 2000.

 (i) Filed with Company's Annual Report for 1999 on Form 10K SB.

 (j) Filed with the Company's Current Report on Form 8-K for March 15, 2000.

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