Form 10KSB/A
period 1999-12-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2000-06-23
CIK 1069793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  AMENDMENT 2


                                 FORM 10-KSB/A

(MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM .............. TO ..............
             COMMISSION FILE NUMBER:...........000-25641............

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

EMPLOYEES


     As of April 15, 2000 we had a total of forty-nine employees all of whom were full time. Of these we had nine full-time employees in New York, eight of whom are engaged in executive and technical functions and one of whom is a clerical employee. We have an additional 40 full time employees in the United Kingdom as a result of our United Kingdom acquisitions. We also utilize consultants.


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


     We are not aware of any other lawsuits, or pending lawsuits, to which we are party or to which our property is subject. However, in an unrelated matter, a claim has been made by a corporation for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. This amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues which it believed arose from the relationship with the reseller.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Quotations for our common stock are listed in the "pink sheets" maintained by the National Quotation Bureau. Prior to April 19, 2000 the stock was traded on the OTC Bulletin Board but was removed because we are still in the process of handling comments of the Securities & Exchange Commission to our initial filings. We had applied to the American Stock Exchange and then to the NASDAQ National Market both of which applications were rejected. The NASDAQ application was rejected recently because our stock price declined during the period our stock was being removed from the bulletin board. We intend to reapply to the OTC Bulletin Board and then to the NASDAQ. We must appoint at least three independent directors to serve an audit and compensation committee of the board. No assurance can be provided that our stock will be accepted for relisting on the bulletin board for trading on NASDAQ. On June 19, 2000 the high bid price for our common stock in the "pink sheets" was $1.90 and the low asked price was $1.80 on that date.


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

CHANGES IN CAPITAL AND ACCUMULATED DEFICIT


     Paid-in capital increased by approximately $18,792,711 during 1999. Of this increase, of this amount $7,493,191 was attributable to the stock dividends we issued in June and September 1999. Under generally accepted accounting principles, we offset this entry by adding $7,494,456 to the accumulated deficit and $1,260 to capital stock. An adjustment of $981 was made to reflect the rounding of fractional shares issuable for the two stock dividends. As a result, there is no overall effect on stockholder's equity on account of the transaction. An additional $3,998,000 was added to paid-in capital with respect to the shares we issued to Antra in April 1999 in exchange for an equivalent amount of our shares. We had originally valued the Antra shares at $3.00 per share or an aggregate of $6,000,000. We subsequently adjusted the value to $4,000,000 (including $2,000 of capital). This was in recognition of the non-liquidity, thin market and restriction on sale of these shares. Reference is made Footnote 9 of the Company's financial statements included in this report.



     Additional entries were made to paid-in capital to reflect amounts allocated for the issuance of additional shares: $674,484 for shares issued upon conversion of notes; $244,732 for shares issued upon the exercise of warrants; $188,905 for shares issued in connection with the ChannelNet acquisition; and $6,007,565 for other shares, including shares issued in the private placements in June and November 1999.



     Our deficit increased by $9,734,376 even though our loss was only $2,239,920 for the year. The significant increase in our accumulated deficit was in substantial part attributable to the stock dividends, as discussed above.


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


     Byron R. Lerner has been chief executive officer and president of Teltran since June 1997 and one of our directors since May 1996. Mr. Lerner was Teltran's chief financial officer between May 1996 and June 1997. Between 1993 and 1995, Mr. Lerner was president of International GlobalCom, a firm he founded which engaged in the resale of domestic and international long distance phone time. This firm is no longer engaged in the resale of telephone time but is in existence and used as a vehicle for Mr. Lerner's personal transactions. From 1990 to 1993 Mr. Lerner was president of L&S Communications, a reseller of domestic and international long distance telephone time. Mr. Lerner believes this firm has been liquidated.


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


     On December 20, 1999 the board of directors awarded Byron Lerner an additional option to purchase 400,000 shares of common stock at $4.00 per share. On February 1, 2000 the board of directors awarded Byron Lerner and James Tubbs options to purchase 890,500 and 717,933 shares of our common stock, respectively. The exercise price of the options is $8.00 per share until August 2, 2000 and $1.00 thereafter. These options, as amended, vest as to one-half ( 1/2) of the shares subject to the Option on the date of issuance. An additional one-half of the shares vest on January 1, 2001. If, however, an optionee's employment is terminated as a result of a change of control, then the shares subject to the option immediately vest and the exercise price of the option is reduced to ten cents per share. The total number of shares subject to the option increase by an amount equal to the difference between 9.9% of the outstanding shares and the shares subject to the option (including exercised shares). The options are exercisable until February 1, 2010.


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


     (1) Balmore S.A. owns 328,309 issued and outstanding shares, or approximately 2.1%, of our common stock. The bulk of Balmore's apparent ownership is in the form of warrants. Under an agreement with Teltran, Balmore is not allowed to exercise warrants if its total ownership of shares at any time would exceed 4.99% of Teltran's outstanding shares. Therefore, despite what appears to be Balmore's ownership of over nineteen percent (19%) of Teltran's common stock, Balmore is actually a holder of less than 5%. Teltran has been advised that Balmore S.A has changed its name from Balmore Funds S.A.

     (2) Antra Holding Group, Inc., a principal stockholder listed below, is a corporation whose stock is publicly traded. We are a principal stockholder of Antra Holding Group, Inc., having a beneficial interest in 2,800,000 or 22.7% of its outstanding shares.



                                                                                    SHARES        PERCENT OF
                                                                                 BENEFICIALLY        SHARES
IDENTITY OF STOCKHOLDER OR GROUP                                                     WNED         OUTSTANDING
------------------------------------------------------------------------------   -------------    -----------
Byron Lerner..................................................................     1,748,000           9.6%
James Tubbs...................................................................     1,444,188           8.0%
Peter Biagioli................................................................       263,600           1.5%
Balmore S.A, C.B (1)..........................................................     3,312,429          19.3%
  Trident Chambers,
  P.O. Box 146
  Road Town Tortola
  British Virgin Islands
Antra Holding Group Inc (2)...................................................     2,205,000          12.9%
  1515 Locust Street,
  Philadelphia, PA 19102
All Officers and Directors (6 persons)........................................     3,742,438          18.9%


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


     (1) Mr. Matityahu Kaniel, a citizen of Israel, is the beneficial owner of all the shares of Balmore S.A., CB.

     (2) Joseph M. Marrone is President of Antra Holding Group Inc. and owner of approximately 15.4% of the outstanding shares. Antra Holding Group Inc. is a publicly traded company and its shares are widely held.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Index To Exhibits.

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
  .1   3     --   Certificate of Incorporation (a)

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
 3.2         --   Certificate of Ownership and Merger of Spectratek Incorporation by Teltran International Group,
                  Ltd.(a)
 3.3         --   Amendment to Certificate of Incorporation (a)
 4.          --   By-Laws(b)
10.1         --   1998 Stock Option Plan (a)
10.2         --   Employment Agreement between Byron Lerner and Registrant (a)
10.2(a)      --   Employment Agreement between James Tubbs and Registrant (b)
10.2(b)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between Byron Lerner and
                  Registrant *
10.2(c)      --   Amendment 1 dated as of January 31, 2000 to the Employment Agreement between James Tubbs and
                  Registrant *
10.3         --   USA Interconnectivity and Support Agreement dated October 12, 1999 (a)
10.4         --   USA Intellectual Property License Agreement dated October 12, 1999 between OzEmail and Registrant
                  (a)
10.5         --   Telecommunication Services Agreement dated October 15, 1998 between OzEmail and Registrant (a)
10.6         --   Extension and Modification of OzEmail Agreement (e)
10.7         --   Subscription Agreement dated June 10, 1999 (c)
10.8         --   Memorandum Agreement between Registrant and Antra Holdings Group Inc.(c)
10.9         --   (i) Exchange Agreement dated as of July 15, 1999 between Barclay Brydon Limited and Teltran
                  International Group,Ltd., as amended by the Closing Memorandum dated August 16, 1999(d)
                  (ii) Memorandum of Closing between and among Barclay Brydon Limited and Teltran International
                  Group, Ltd., dated August 16, 1999(d)
10.10        --   Restated and Amended Stockholders' Agreement dated January 24, 2000 amending and restating the
                  Agreement dated as of September 30, 1999 among Teltran International Group, Ltd., Antra Group
                  Holdings, Inc., and Recordstogo.com Inc. *
10.11        --   Telecommunications Services Agreement between Teltran International, Inc. and Pacific Gateway
                  Exchange (f)
10.12        --   Telecommunications Services Agreement between Teltran International, Inc. and North American
                  Gateway, Inc.(f)
10.13        --   Exchange Agreement among Teltran International Group, Ltd. and the Sellers named on Schedule A.(f)
10.14        --   Deferred Equipment Purchase Agreement, dated August 16, 1999, between Barclay Brydon Limited and
                  Teltran International Group, Ltd. (g)
10.15        --   ChannelNet Limited Service Provider Agreement with Norweb Telecom Limited, dated November 23, 1999
                  (g)
10.16        --   Acquisition Agreement made as of December 18, 1999, by and among Teltran International Group, Ltd.
                  and Internet Protocols Limited and the Shareholders of Internet Protocols Limited. (h)
                  (a) Exhibits to Internet Protocols Limited Acquisition Agreement*
10.17        --   Office Lease, One Penn Plaza, New York. *
10.18        --   Commercial Lease Agreement , made and effective February 4, 2000 by and between TELEVISIONES
                  COMMUNICATIONS, CORP. and Teltran International Group, Ltd., for collocation facility in Miami,
                  Florida. *

EXHIBIT
  NO.       DESCRIPTION
--------    --------------------------------------------------------------------------------------------------------
10.19        --   WWExchange Network Services Agreement by & between Teltran International, Inc. & ITXC Corp. (i)
10.20        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  Bryon R. Lerner. (i)
10.20a       --   Corrected and restated option of Mr. Lerner (k)
10.21        --   Stock Option Agreement, made as of February 1, 2000 between Teltran International Group, Inc. and
                  James Tubbs. (i)
10.21a       --   Corrected and restated option of Mr. Tubbs (k)
10.22        --   Form of Promissory Note, dated December 9, 1999, used in connection with the exercise of stock options. (i)
10.23        --   Agreement for Sale and Purchase of Part of the Business of the Web Factory Limited among Web
                  Factory Limited, Castlegate 133 Limited, Teltran International Group Limited and Datatec Limited
                  dated March 15, 2000. (j)
21.1         --   Subsidiary List *
27           --   Financial Data Schedule*


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

 (d) Filed with the Company's Form 8-K, dated August 16, 1999.

 (e) Filed with the Company's Amendment 2 to its Form SB-2.

 (f) Filed with the Company's Amendment 3 to its Form SB-2.

 (g) Filed with the Company's Amendment 4 to its Form SB-2.


 (h) Filed with the Company's Current Report on Form 8-K on January 3, 2000 with additional exhibits thereto filed herewith.


 (i) Filed with Company's Annual Report for 1999 on Form 10K SB.

 (j) Filed with the Company's Current Report on Form 8-K for March 15, 2000.


 (k) Filed with the Company's Amendment 1 to its Annual Report for 1999 on Form 10KSB/A


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


Date: June 22, 2000


                                          TELTRAN INTERNATIONAL GROUP, LTD.

                                          By:        /s/ BYRON R. LERNER
                                              ----------------------------------
                                                       Byron R. Lerner
                                                         President

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date: June 22, 2000


                                                    /s/ BYRON R. LERNER
                                         ---------------------------------------
                                                      Byron R. Lerner
                                          President, Chief Executive Officer and
                                                         Director


Date: June 22, 2000


                                                    /s/ JAMES E. TUBBS
                                         ---------------------------------------
                                                      James E. Tubbs
                                             Executive Vice President, Chief
                                                        Operating
                                                   Officer and Director


Date: June 22, 2000


                                                    /s/ JAMES SUPPLE
                                         ---------------------------------------
                                                       James Supple
                                                 Chief Financial Officer