Form 10QSB/A
period 1999-06-30
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   AMENDMENT 1
                                  FORM 10-QSB/A

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ----------------

Commission file number 33375885
                       --------

                        Teltran International Group, Ltd.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                    11-3172507
-------------------------------              ----------------------------------
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

Yes ___               No  X


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ___               No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 20,587,515
--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (check one):

Yes ___               No  X

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                      PAGE NO.

Part I Financial Information

Item 1. Consolidated Financial Statements


  Consolidated Balance Sheet at June 30, 1999                          F-1

  Consolidated Statements of Operations for the three and six
     months ended June 30, 1999 and 1998                               F-2


  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998                                      F-3 - F-4

  Notes to Consolidated Financial Statements                           F-5


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 6-8


Part II Other Information


        ITEM 1 - LEGAL PROCEEDINGS                                     8-9


        ITEM 6 - EXHIBITS & REPORTS ON FORM 8-K - NONE FILED

PART 1 - FINANCIAL INFORMATION

                TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $   958,834
  Accounts receivable                                                    99,617
  Prepaid expenses                                                      109,893
                                                                    -----------
    Total current assets                                              1,168,344
                                                                    -----------
Machinery and equipment, net                                             29,138
                                                                    -----------
Other assets
  Goodwill, net of amortization                                         125,536
  Investment                                                             50,000
                                                                    -----------
                                                                        175,536
                                                                    -----------
                                                                    $ 1,373,018
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loan payable                                                      $    50,000
  Accounts payable, accrued expenses and
    taxes payable                                                        66,013
                                                                    -----------
    Total current liabilities                                           116,013
                                                                    -----------
Long-term liabilities, loans payable,
  stockholders' and others                                               50,754
                                                                    -----------
Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized and none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized and 12,601,327 issued and outstanding                     12,601
  Additional paid-in capital in excess of par value                   9,930,547
  Accumulated deficit                                                (8,736,897)
                                                                    -----------
                                                                      1,206,251
                                                                    -----------
                                                                    $ 1,373,018
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                             1999                1998                1999                1998
                                         ------------        ------------        ------------       ------------
Revenues
  Sales                                  $     99,881        $     87,165        $    183,340       $    128,855
  Miscellaneous                                 1,457                                   1,457
                                         ------------        ------------        ------------       ------------
                                              101,338              87,165             184,797            128,855
Cost of sales, purchases                       24,657              79,179             146,968             79,179
                                         ------------        ------------        ------------       ------------

Gross profit                                   76,681               7,986              37,829             49,676

Operating expenses
  Selling, general and administrative       1,553,004              53,539           1,896,197            209,624
  Provision for impairment                  4,396,981                               4,396,981
  Depreciation and amortization                 3,122                                   3,823                 60
                                         ------------        ------------        ------------       ------------
                                            5,953,107              53,539           6,297,001            209,684

Loss from operations                       (5,876,426)            (45,553)         (6,259,172)          (160,008)

Interest expense                              186,808                                 222,070
                                         ------------        ------------        ------------       ------------

Loss before income taxes                   (6,063,234)            (45,553)         (6,481,242)          (160,008)

Income taxes                                      380                                   1,160                388
                                         ------------        ------------        ------------       ------------

Net loss                                 $ (6,063,614)       $    (45,553)       $ (6,482,402)      $   (160,396)
                                         ============        ============        ============       ============

Basic and diluted loss per common
 share                                   $      (0.54)       $      (0.05)       $      (0.64)       $      (0.18)
                                         ============        ============        ============        ============

Weighted average number
 of common shares used in
 computing basic and diluted
 loss per common share                     11,254,355             915,637          10,142,901             915,637
                                         ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

                TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                       1999             1998
                                                    -----------     -----------
Cash flows from operating activities
  Net loss                                          $(6,482,402)    $  (160,396)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                 3,823              60
    Impairment                                        4,396,981
    Compensation expense related to options           1,267,410
    Non-cash interest expense related
      to convertible notes                              204,604
    Changes in net assets and liabilities:
      Accounts receivable                                (5,321)        (54,665)
      Prepaid expenses                                 (109,893)         (9,978)
      Customer deposits                                                  14,932
      Cash repayments to factor                         (65,193)
      Accounts payable, accrued expenses
        and taxes payable                               (38,668)         32,583
                                                    -----------     -----------

Net cash used in operating activities                  (828,659)       (177,464)
                                                    -----------     -----------

Cash flows from investing activities
  Purchases of machinery and equipment                  (29,138)
  Net cash received in acquisition                        8,386
                                                    -----------     -----------
Net cash used in investing activities                   (20,752)
                                                    -----------     -----------

Cash flows from financing activities
  Cash advances from factor                                              35,000
  (Repayments of) borrowings from loans
    payable, stockholders' and others                      (550)         81,761
  Proceeds from debt                                    550,000
  Proceeds from issuance of common stock              1,253,406
  Cash received as advances from investors                               68,500
                                                    -----------     -----------

Net cash provided by financing activities             1,802,856         185,261
                                                    -----------     -----------

Net increase in cash                                    953,445           7,797

Cash, beginning of period                                 5,389           3,646
                                                    -----------     -----------

Cash, end of period                                 $   958,834     $    11,443
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARY

                                   (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                                 1999             1998
                                                                                              ----------       ---------
Supplemental  disclosure of cash flow  information,
  Cash paid during the period for:
    Income tax                                                                                $       --       $      --
                                                                                              ==========       =========

    Interest paid                                                                             $   17,466       $      --
                                                                                              ==========       =========

Supplementary schedule of non-cash investing
  and financing activities
    Common stock issued in connection with acquisitions and
    investment                                                                                $4,496,981       $      --
                                                                                              ==========       =========

    Conversion of debt                                                                        $  550,000       $      --
                                                                                              ==========       =========

          See accompanying notes to consolidated financial statements.

NOTE 1 - Basis of Presentation

      The financial statements included herein have been prepared by Teltran International Group, Ltd., and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report for the year ended December 31, 1998 on Form SB-2 and Report for the period ended March 31, 1999 on Form 10-QSB.

      The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - Principles of Consolidated

      The consolidated financial statements include the accounts of the Teltran International Group, LTD. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - Material Events

      During the quarter ended June 30, 1999, the following events occurred:

      (a) The Company issued 2,000,000 shares of its common stock in exchange for 2,000,000 shares of common stock of Antra Holdings Group Inc., ("Antra") an entity in which it shares ownership in a joint venture. The investment in Antra which was valued at $4,000,000 was written down to $50,000 based on management's analysis of this investment and its estimate of the recoverability of this value.

      (b) The Company received $1,154,969 representing the issuance of 316,499 shares of common stock in a private placement.

      (c) The Company issued 585,000 common shares representing a previously declared stock dividend during the quarter ended June 30, 1999.

      (d) The Company acquired all of the outstanding shares of Omnicom of New York, Inc., a telecommunications reseller, from a related party for 115,000 shares of common stock which were issued during 2000. An impairment charge of $446,981 was recorded connection with this investment based on managements' assessment of future undiscounted cash flows of the investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




      Generally this amendment has been made to reflect the restated financial statements. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


GENERAL

      Prior to April 1998 we were essentially a start-up venture. During 1998 most of our revenues were derived from acting as an OzEmail re-file hub in the United States. During 1999 these revenues were diminishing and we devoted our efforts to promoting our affiliate arrangements with OzEmail as well as establishing businesses for our web portal. Therefore comparisons between 1998 and 1999 will be of limited value.

During the balance of 1999 and early 2000 our Plan of Operation is to:

      o enter into and implement arrangements to provide wholesale customers throughout the world with Internet telephony. We have already entered into several such agreements to provide these. We are negotiating additional similar arrangements. Each of these arrangements requires us to expend money for equipment purchases and the payment of various fees.

      *o seek to enter into arrangements to become an affiliate of OzEmail in additional countries. This, among other things, will enable us to provide economic services from the United States to those countries and participate in revenues on both ends of a call. We have received OzEmail's permission to establish affiliates in Bangladesh, Pakistan and Israel. We are seeking to finalize our arrangement in Pakistan. We have also become an affiliate in the United Kingdom and Ireland thru ChannelNet, our newly acquired entity in England.


      *o utilize ChannelNet switching to reduce the costs of worldwide terminations.


      *o develop marketing strategies with Norweb, a national telecom network operator in the UK, and utilize our alliance with them to expand our VoIP network.

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

      *o promote and market our new Fax over IP (FoIP) service to our customers. This service allows users to send and receive faxes over the internet at a reduced cost.

      o as a result of increased activity, hire new employees and obtain additional office facilities and equipment.

      o continue to augment other aspects of our telecommunications business as well.

We cannot assure you that we will be able to successfully implement our plan particularly in light of our financial situation.

* The foregoing was based upon our good faith plans at the date of original filing of the report. Since that date many of the forecasted items are no longer considered as part of our plans, either for lack of capital, change in economic evaluation or other reasons.


RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

      Our revenues were approximately $185,000 for the first six months of 1999 while the Company had revenues of approximately $129,000 in the comparable period in 1998. Prior to April 1998 we were basically a start-up venture, therefore we did not generate much revenue. During 1999 we had a full six months to generate revenues and is reflected in the increase over the same period of 1998.


      Our selling, general and administrative expenses during the first six months of 1999 were approximately $6.3 million dollars compared to approximately $210,000 during the comparable period in 1998. The increase was primarily due to the expense of approximately $1.3 million dollars for options granted. During this period we increase staff and expanded our facilities in order to generate additional revenues through our web portal.

      During 1999 we recorded approximately $4.4 million dollars of an impairment loss on the valuation of Omnicom and to write-off our investment in Antra.

      We incurred net losses of $6,482,402 in the first six months of 1999, which was an increase from the net loss of $160,396 in the first six months of 1998. The increase was primarily due to the expense of approximately $1.3 million dollars for options granted and the expense of approximately $4.4 million dollars to record an impairment loss on our investment in Antra.


  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

      Our revenues were approximately $101,000 for the three months ended June 30, 1999 while we received approximately $87,000 in the comparable period in 1998. During June of 1999 we generated additional revenues from new contract for our VoIP services.


      Our selling, general and administrative expenses during the second quarter of 1999 were approximately $6 million dollars compared to approximately $54,000 during the comparable period in 1998. The increase was primarily due to the expense of approximately $1.3 million dollars for options granted. During this period of 1999 we began staffing for our new services, therefore increasing our expenses across the board.

      During the second quarter of 1999 we incurred approximately $4.4 million dollars as of an impairment loss on the valuation of Omnicom and to write-off our investment in Antra.

      The year 1999 will be the first full year of operations and our revenues were derived from businesses not conducted in 1998.

      We expect that our monthly revenues for the balance of the year under new agreements will exceed all our revenues earned in 1998. Based on these agreements and other activities we believe that we will have substantially increased revenues in 1999 from our voice telephony operations.


LIQUIDITY

      We had working capital of approximately $1 million dollars at June 30, 1999 compared to a working capital deficiency of approximately $281,000 on December 31, 1998. The increase was attributable primarily to the proceeds from private placements.

      Additional funds may be required when we form joint ventures to establish foreign OzEmail affiliations and to pay for salaries under employment agreements with management and fund operations until cash flows from our intended expansion into new markets is sufficient to support our cash requirements. If we are required to obtain additional capital in the future, there can be no assurance that sources of capital will be available or if available on terms acceptable to us. We believe funds obtained and to be obtained from the sale of shares and cash flow from operations will be sufficient for working capital purposes.



DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This quarterly report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

                                LEGAL PROCEEDINGS

      In June 1999 an action was commenced against us in the United States District Court for the Southern District of New York. The plaintiffs claim that they suffered damages as a result of alleged fraudulent and negligent misrepresentations made in 1996 concerning the Company's prospects. We do not believe we have any liability to the plaintiffs and will vigorously defend this action. Our Company is not aware of any additional legal proceedings, or pending legal proceedings, to which we are party or to which our property is subject. A claim however has been made by a corporation for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. Such amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues, which it believed arose from the relationship with the reseller. The claimant has failed to respond to our communications for the past several months.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 21, 2001                Teltran International Group, Ltd.

                                       /s/ Byron R. Lerner
                                       ------------------------------------
                                           Byron R. Lerner
                                           President

      In accordance with the exchange act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2001                /s/ Byron R. Lerner
                                       ------------------------------------
                                           Byron R. Lerner
                                           President, Chief Executive
                                           Officer, Chief Financial Officer
                                           and Director

Date: February 21, 2001                /s/ James E. Tubbs
                                       ------------------------------------
                                           James E. Tubbs
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Director