Form 10QSB/A
period 1999-09-30
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   AMENDMENT 1
                                  FORM 10-QSB/A

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 33375885

                        Teltran International Group, Ltd.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                     11-3172507
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              One Penn Plaza, Suite 4632, New York, New York, 10119
                    (Address of Principal Executive Offices)

                                 (212) 643-1283
                (Issuer's Telephone Number, Including Area Code)

________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|      No |X|

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


Yes |_|      No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value - 20,587,515


      Transitional Small Business Disclosure Format (check one):

Yes |_|      No |X|

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                       PAGE NO.

Part I Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet at September 30, 1999               F-1


        Consolidated Statements of Operations for the three and
          nine months ended September 30, 1999 and 1998               F-2


        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                            F-3 - F-4

        Notes to Consolidated Financial Statements                     F-5


Item 2. Management Discussion and Analysis of Financial Condition
          and Results of Operations                                    6-9

PART 1 - FINANCIAL INFORMATION

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                             $    507,319
  Accounts receivable                                                 1,118,922
  Prepaid expenses                                                      117,500
                                                                   ------------
    Total current assets                                              1,743,741
                                                                   ------------

Machinery and equipment, net                                             29,138
                                                                   ------------

Other assets
  Goodwill, net                                                         549,774
  Investment                                                             50,000
                                                                   ------------
                                                                        599,774
                                                                   ------------

                                                                   $  2,372,653
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loan payable                                                     $     59,777
  Accounts payable                                                      243,623
  Accrued expenses                                                      873,805
                                                                   ------------
Total current liabilities                                             1,177,205
                                                                   ------------
Long-term liabilities, loans payable,
  stockholders' and others                                               50,254
                                                                   ------------

Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized and none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized;12,695,827 issued and outstanding                         12,696
  Additional paid-in capital in excess of par value                  10,389,464
  Translation adjustment                                                    994
  Accumulated deficit                                                (9,257,960)
                                                                   ------------
                                                                      1,145,194
                                                                   ------------

                                                                   $  2,372,653
                                                                   ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                                  1999                1998                1999                1998
                                              ------------        ------------        ------------        ------------
Revenues
  Sales                                       $    366,277        $    320,449        $    549,617        $    449,304
  Miscellaneous                                      6,737                                   8,194
                                              ------------        ------------        ------------        ------------

                                                   373,014             320,449             557,811             449,304

Cost of sales, purchases                           252,563             141,204             399,531             220,383
                                              ------------        ------------        ------------        ------------

Gross profit                                       120,451             179,245             158,280             228,921

Operating expenses
  Selling, general and administrative              620,129             184,848           2,516,326             387,251
  Provision for impairment                                                               4,396,981
  Depreciation and amortization                     19,371                                  23,194               7,285
                                              ------------        ------------        ------------        ------------
                                                   639,500             184,848           6,936,501             394,536

Loss from operations                              (519,049)             (5,603)         (6,778,221)           (165,615)

Interest expense                                       321              17,704             222,391              17,703
                                              ------------        ------------        ------------        ------------

Loss before income taxes                          (519,370)            (23,307)         (7,000,612)           (183,318)

Income taxes                                         1,693                                   2,853                 387
                                              ------------        ------------        ------------        ------------

Net loss                                      $   (521,063)       $    (23,307)       $ (7,003,465)       $   (183,705)
                                              ============        ============        ============        ============

Basic and diluted loss
  per common share                            $      (0.04)       $      (0.01)       $      (0.64)       $      (0.03)
                                              ============        ============        ============        ============

Weighted average number
  of common shares used in
  computing basic and diluted
  loss per common share                         12,762,550           6,929,082          11,025,713           6,929,082
                                              ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     1999             1998
                                                  -----------      -----------
Cash flows from operating activities
  Net loss                                        $(7,003,465)     $  (183,705)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization expense              23,194            7,285
    Provision for impairment                        4,396,981
    Compensation expense related to
      options                                       1,267,410
    Non-cash interest expense related
      to convertible notes                            204,604
    Changes in net assets and liabilities:
      Accounts receivable                            (206,669)        (223,413)
      Prepaid expenses                               (117,500)          (8,278)
      Deferred financing costs                                         (55,875)
      Cash repayments to factor                       (65,193)          93,748
      Accounts payable and accrued expenses           141,652           46,573
                                                  -----------      -----------

Net cash used in operating activities              (1,358,986)        (323,665)
                                                  -----------      -----------

Cash flows from investing activities
  Purchases of machinery and equipment                (29,138)
  Net cash received in acquisitions                   101,972
                                                  -----------      -----------

Net cash provided by investing
  activities                                           72,834             --
                                                  -----------      -----------

Cash flows from financing activities
  Convertible debentures payable                                       290,000
  Repayments of notes payable                                         (250,000)
  (Repayments of) borrowings from
    loans payable, stockholders' and
    others                                             (1,050)           8,316
  Proceeds from debt                                  550,000           10,000
  Proceeds from issuance of common stock            1,253,406          290,000
  Repayments of loan payable                          (15,268)
                                                  -----------      -----------

Net cash provided by financing
  activities                                        1,787,088          348,316
                                                  -----------      -----------

Effect of exchange rate changes
  on cash                                                 994
                                                  -----------      -----------

Net increase in cash                                  501,930           24,651

Cash, beginning of period                               5,389            3,646
                                                  -----------      -----------

Cash, end of period                               $   507,319      $    28,297
                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                      1999            1998
                                                   ----------      -----------
Supplemental disclosure of cash flow
  information,
  Cash paid during the period for:
    Income tax                                     $       --      $        --
                                                   ==========      ===========

Interest paid                                      $   17,466      $        --
                                                   ==========      ===========

Supplementary schedule of non-cash
  investing and financing activities
  Common stock issued in connection
    with acquisitions and investment               $4,955,995      $        --
                                                   ==========      ===========

  Conversion of debt                               $  550,000      $        --
                                                   ==========      ===========

          See accompanying notes to consolidated financial statements.

NOTE 1 -    Basis of Presentation

            The financial statements included herein have been prepared by Teltran International Group, Ltd., and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report for the year ended December 31, 1998 on Form SB-2 and reports for the periods ending March 31, 1999 and June 30, 1999 on Form 10-QSB.

            The consolidated results of operations for the three, six and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 -    Principles of Consolidated

            The consolidated financial statements include the accounts of the Teltran International Group, LTD. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -    Acquisition

            In a transaction which closed in August 1999, the Company issued 94,500 common shares valued at $459,014 to acquired 100% of Channel Net, Ltd., a provider of premium rate telecommunication services to customer in the United Kingdom. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operating are included in the financial statements as of the date of acquisition. The Company has allocated the excess purchase price over the fair value of net assets acquired to goodwill which amounted to $443,611 and is being amortized on a straight-line basis over a period of five years. Channel Net, Ltd.'s revenues included in the financial statements for the nine months ended September 30, 1999 were approximately $179,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




      Generally this amendment has been made to reflect the restated financial statements. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


GENERAL




Introduction


      Prior to April 1998 we were essentially a start-up venture. During 1998 most of our revenues were derived from acting as an OzEmail re-file hub in the United States. During 1999 these revenues were fully replaced by our successful efforts of promoting our Teltran VoIP Service as well as establishing businesses for our web portal. During the third quarter 1999 we acquired a new UK subsidiary and consolidated their financials. Therefore comparisons between 1998 and 1999 will be of limited value.

Plan of Operations

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


      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

      Our revenues were approximately $373,000 for the third quarter of 1999 while the Company had revenues of approximately $320,000 in the comparable quarter in 1998. This increase was due to revenues generated from newly acquired subsidiary.

      Our selling, general and administrative expenses during the third quarter of 1999 were approximately $639,000 dollars compared to approximately $185,000 during the comparable period in 1998. The increase is primarily due to the inclusion of the operating expenses related to our newly acquired subsidiary. We also increased salary expense and rent due to expanding our staff and office space. In addition, our professional fees increased due to our overseas acquisition and increased filing requirements. We also began advertising through the newspapers.

      Our net losses increased approximately $500,000 during the third quarter of 1999. The increase is primarily due to our expansion efforts to increase revenue and broaden our client bases.


       NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

      Our revenues were approximately $558,000 for the nine months ended September 30, 1999 while we received $449,000 for the nine months ended September 30, 1998. The increase is primarily a result of our newly acquired UK subsidiary.

      Our selling, general and administrative expenses during the nine months ended September 30, 1999 were approximately $6.9 million compared to approximately $394,000 during the comparable period in 1998. The increased expenses were primarily attributable to the expense of approximately $1.3 million dollars for options granted. We also included the operating expenses related to our new UK subsidiary.

      During the nine months ended September 30, 1999 we incurred an impairment expense of approximately $4.4 million dollars to impairment related to an acquisition and an investment.

      Our net loss increased by $6.8 million dollars to a loss of $7,003,465 from a loss of $183,705. This increase is primarily related to options granted during 1999, the impairment expense related to an acquisition and ivestment, and to the increase in staffing and office space necessary to expend our client bases and services.

LIQUIDITY


      We had working capital of approximately $566,000 as of September 30, 1999 compared to a working capital deficiency of approximately $281,000 as of December 31, 1998. The increase in capital resulted from our private equity placements totaling $1,253,406. Since December 31, 1998 we also received gross proceeds of $550,000 from convertible notes. All the notes have been converted into equity and we have been able to repay and terminate our factoring arrangement.

      Based upon our existing arrangement with Ozemail the capital requirements of our core business are not significant. Under our Ozemail arrangement, to commence any new service, we will be required to purchase voice interface nodes
(VINs), presently costing $9,000 per VIN. Additional VINs may be required based on call volume after commencement of service, but these will only be purchased if revenues justify the purchase. There are additional start-up costs for each new contract. In most instances we believe that costs associated with these capital expenditures may be obtained from funds available and from cash flow. There may be instances, however, where a new contract or service because of its size may require significant capital expenditures. In such instances we may have to seek debt or equity funding. There is no assurance that we will be able to obtain funding on terms favorable to us.


      We may have to pay additional costs when we form joint ventures to establish foreign OzEmail affiliations and to pay for the salaries of executives to manage and operate such ventures.

      We believe funds obtained and to be obtained from the sale of shares under arrangements as of November 1999 and cash flow from operations will be sufficient for working capital purposes through the next twelve months.


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


Date: February 21, 2001                Teltran International Group, Ltd.

                                       /s/ Byron R. Lerner
                                       ------------------------------------
                                           Byron R. Lerner
                                           President

      In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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