Form 10KSB/A
period 1999-12-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  AMENDMENT 3

                                 FORM 10-KSB/A

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


Yes __  No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

 Issuer's revenues for the year ended December 31, 1999 were $1,041,815.


     The number of shares outstanding of the issuer's common stock is 20,587,515 as of September 30, 2000.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


GENERAL

     In July 1983, we were incorporated in Utah as Spectratek Incorporated and we subsequently incorporated as Teltran International Group Ltd in Delaware on October 6, 1997. In 1993 we formed a wholly owned subsidiary, Teltran International, Inc. and we use Teltran International to engage in our international telecommunications business. Since 1998 our primary business is acting as a seller of telecommunications time. In 1999 we began operating an Internet portal. Recently we have acquired entities in the United Kingdom, which are engaged in or were commencing to engage in providing equipment services for Internet providers. Prior to 1998 we were engaged in attempts to develop our business and did not receive any significant revenues. References to "we," "us," or "our" include Teltran International as well.

TELECOMMUNICATIONS INDUSTRY BACKGROUND

     During the last fifteen years, international telecommunications has changed dramatically. Deregulation has resulted in the end of monopolies and a proliferation of competitors. In addition, international agreements among most industrial nations have opened telecommunication markets to competition and foreign ownership. At the same time technology has changed adding to the overall efficiency of telecommunication services and increasing both call volume capacity and the quality of sound. These factors have also combined to reduce costs significantly. With the advent of new technology came the development of new methods of completing calls and reducing costs. One of the most prominent methods to achieve this is called re-filing, which is the routing of calls from country A to country B for termination in country C. Because of the above mentioned changes, the rates charged callers using re-filed calls among the three countries is less than the rate they would otherwise pay for a connection directly between country A and country C.

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

     Internet telephony provides customers with substantial savings compared to conventional long distance calls. The total cost of an Internet telephone call is based only on the local calls to and from the gateways of the respective Internet providers. As a result the call bypasses the international settlements process, which requires using the more expensive transoceanic fiber networks of traditional carriers.

                                    HISTORY

     Initially we intended to concentrate our efforts on establishing and operating a global messaging business. By pursuing that strategy we intended to provide our customers with a universal mailbox and a platform that was capable of generating multimedia broadcasts of messages and documents received by the client. In other words, the messages could be faxed or otherwise delivered to various locations within an enterprise. As an adjunct to our global messaging service we also intended to provide enhanced fax services including fax broadcasting. We postponed our efforts to provide global messaging services because of our inability at the time to obtain financing for equipment and due to the new telecommunications opportunities presented by Internet telephony. We derived insignificant revenues from the provision of global messaging services for clients through April 1998. After April 1998, we focused our efforts on exploiting opportunities in Internet telephony and derived revenues providing services as a re-file hub for and affiliate of OzEmail Interline Pty, Limited. OzEmail Interline Pty Limited was a subsidiary of OzEmail Limited, a wholly owned Australian subsidiary of MCI WorldCom, Inc. On November 30, 1999, ITXC Corp purchased the intellectual property and contractual rights associated with the operations of the Internet telephony business of OzEmail Interline Pty Limited. We are currently operating our Internet telephony business through the ITXC network. We also are in the process of establishing our own systems for traffic between different countries. We have also acquired telecommunications companies in the United Kingdom.

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

                               INTERNET TELEPHONY

INTERNET TELEPHONY DESCRIPTION

     Internet telephony is the use of the worldwide Internet system to transmit telephone, fax and other communications between two countries. This process consists of receiving a call or transmission, usually through a local carrier, to a switch and/or gateway, which contain software, which converts the voice input from the transmission to digital data, which is then routed to another country over the Internet. The basic equipment, which converts the transmission and routed is called a gateway. The Internet call is directed to a receiving country. A gateway in the receiving country performs the reverse process converting the digital data from the Internet to a voice format. This in turn is transmitted through local telephone providers to the ultimate destination.

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

     If no affiliate has been appointed in the country of destination, the call will be routed through an affiliate acting as a re-file provider in a third country for the least expensive routing.

TELTRAN RELATIONS WITH INTERNET TELEPHONY NETWORKS


     In 1998 we were appointed as a re-file hub for OzEmail in the United States for calls terminating in countries without OzEmail affiliates. As a re-file hub, we received calls for the OzEmail system and directed them through the least expensive routing to countries, which had no OzEmail Internet termination. We derived approximately $535,000 in revenues from this activity in 1998 but revenues in 1999 were not material. The decline resulted from the utilization by OzEmail of a related party as a re-file hub and to a lesser extent from an increase in affiliates.


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

     After the transfer of OzEmail's Internet telephony business to ITXC, we entered into a new arrangement with ITXC superceding our past arrangements. We believe the new arrangement will have substantial benefits as ITXC imposes fewer restrictions upon its affiliates than OzEmail did. For example, unlike OzEmail, ITXC does not limit the number of affiliates in any country. We are now free to become an affiliate in as many countries as we may desire. ITXC also does not require the use of proprietary gateways. We may use any commercial gateway as long as there exists a similar gateway in the receiving country. Finally, ITXC will provide the gateway for calls, originating in a country in which we are an affiliate that terminate within the ITXC network. We are required to provide gateways for traffic, which terminates outside of the ITXC network. We are also free to purchase gateways from third parties and establish our own network between any two countries.

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

     We have determined to establish our own network center and for that purpose are obtaining the equipment necessary for that purpose. We are in the process of purchasing or leasing equipment, including the lease of a switch from Cisco. We estimate the network center will be operational by June 30, 2000. It will be located at the New York co-location facility or technical center in New York City utilized by the Company. Once the network center is operational the Company will be able to enter into direct arrangements to provide voice Internet services directly to other countries without utilizing the services of ITXC. It may also enable the Company to provide other telecommunication services including fax broadcasting. As a result of our purchases through Cisco, Cisco has advised us that we may participate in various programs, which provide customers with various levels of programs established by Cisco, which provide us with various levels of marketing and technical support depending on the amount of purchase.

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

GOVERNMENT REGULATION

     We are licensed as an international reseller under Section 214 of the Federal Communication Act. This regulation does not impose significant restrictions on our daily operations. We however, are also affected by foreign regulators or foreign government-owned telephone systems. We, or our affiliates may be required to obtain permission in connection with our client contracts. We will also be subject to foreign regulation if we are able to establish affiliates in foreign countries. For example, some foreign countries may limit the origination or termination of calls to and from their jurisdictions. The United Kingdom regulates the award of premium-rate telephone services.

MARKETING/CUSTOMERS

     During 1998 our principal customer was OzEmail under the re-file arrangement. During 1998 we received approximately 79.3% of our revenues from OzEmail. We did not derive significant re-file revenues from OzEmail in 1999. We are not dependent upon OzEmail or its successor ITXC as a customer. We derived 17.1% of our revenues in 1998 from Telecom 2000 for providing it with domestic long distance capacity. This arrangement has terminated. No customer accounted for more than 5% of our revenues in 1999.

     We market our service through our United States and United Kingdom executive officers and employees, one of whom is the vice president of sales and marketing. We have also entered into non-exclusive arrangements with agents who will receive a commission from the revenues generated by any of our customers introduced by an agent.

COMPETITION

     Currently, we compete with numerous other long distance resellers and providers. We believe our significant competition will be independent resellers and providers including providers of competing Internet voice telephony systems. Other competitors may include large telephone carriers like AT&T, MCI/WorldCom and Sprint, as well as other providers of international long distance services like STAR Telecommunications, Inc., and corporate alliances that provide wholesale carrier services, like "Global One." In addition, we have a non-exclusive affiliate arrangement with ITXC; therefore ITXC is free to appoint other affiliates, which may result in our facing substantial competition from within the ITXC system. Many of our competitors are likely to be significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than we do. We compete for customers in the telecommunications markets primarily based on price and, to a lesser extent, the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if our competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or are able to offer other incentives to existing and potential customers.

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

TECHNICAL FACILITIES

     We have an oral arrangement with an unaffiliated party by which our technical equipment is housed and maintained at this party's co-location facility in New York City located on the same block as our headquarters. All equipment, connections and telephone lines between us and our customers and overseas providers are presently located at this facility. Prior to establishing our own network operation center at this location, we utilized the owner's equipment to effect these connections.

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


      In consideration of our acquisition of the ChannelNet stock, we issued to the former shareholder of ChannelNet 94,500 shares of our common stock and we may be obligated to issue additional shares based upon earnings generated by the acquired ChannelNet business operations during the period of September 1999 through February 2001. In addition, we entered into an employment agreement with the key employee of ChannelNet for the operation of the ChannelNet business. This agreement provides in part that we will issue to that individual shares of our common stock based on the future earnings of the ChannelNet business.


     ChannelNet has entered into an agreement with Norweb Telecom Limited, a national telecommunications network operator in the United Kingdom, indicating the intent of the parties to work together to develop opportunities in Internet telephony. As a result of this relationship, traffic can originate in the United Kingdom and Ireland for worldwide distribution over Teltran's Internet telephony network. Furthermore, traffic originating in other parts of the world can also be terminated in the U.K. Teltran and Norweb are exploring additional ways to take joint advantage of their geographic reach, technical expertise and distribution capabilities to offer additional services and to reach additional customers. In connection with this agreement, Norweb and ChannelNet entered into an agreement on November 23, 1999. Under the latest agreement with Norweb, ChannelNet will provide telecommunications services to Norweb, enabling Norweb, in turn, to provide Voice-over-Internet Protocol services to a customer. Services under this agreement have not commenced.

     We have an understanding with DappaNet plc evidencing the intent of each party to work together for a two-year period. DappaNet is a United Kingdom-based company engaged in hosting and design services and e-commerce activities, among other things. DappaNet has provided advice to our joint venture, RecordsToGo.com, and is providing advisory services in connection with our United Kingdom subsidiaries.

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

WEB FACTORY

     On March 15, 2000, our newly formed United Kingdom subsidiary, Teltran Web Factory Ltd., acquired all the assets of the network business conducted by The Web Factory Ltd., a U.K. affiliate of Datatec, a South African corporation. We also acquired certain financial software developed by the seller but not yet commercially sold. The network assets, consists of equipment, including switches and servers, various customer contracts and the brand name in the United Kingdom "The Web Factory." The purchase price is (pound)3,000,000 (approximately $4,800,000) of which we paid (pound)750,000 (approximately $1,200,000). The balance is due in installments payable through December 31, 2000. The payment of our indebtedness is secured by the acquired assets. The Company intends to continue the operations formerly conducted by The Web Factory Ltd. We are exploring ways to integrate the operations of this subsidiary and Internet Protocols.

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

     Recordstogo.com, Inc. has entered into two agreements with distributors of music recordings for the distribution of records owned by these entities over the internet and through the website. The records in each case are not being currently marketed by their original producer or distributor. The Recordstogo.com website (http://www.recordstogo.com/) has been designed and completed and may be viewed on the Internet. Recordstogo.com, Inc. has retained an agency to further develop the joint venture's marketing strategy and has been actively seeking relationships with a variety of different businesses that can provide content for or direct potential customers to the Recordstogo.com website. The joint venture corporation is also in the process of completing the appropriate databases and fulfillment capabilities at the warehouse of one of its suppliers. The joint venture commenced commercial operations in May 2000.

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

     As part of its portal Teltran inaugurated "Chat-over-IP" with LANSource Technologies on an informal basis, LANSource is now a subsidiary of 3Com Corporation. The "Chat-over-IP" website (http://chatoverip.com) offers an opportunity for people interested in technological and business issues relating to "XoIP" services (e.g., Voice-over-Internet Protocol and Fax-over-Internet Protocol). Vendors to the XoIP industry contribute to or sponsor the site. Past sponsors include Microsoft, 3Com, Cisco, Hewlett-Packard, Cardiff Software, Brooktrout and

Dialogic. Teltran has no other relationship with either LANSource or 3Com. The chatoverip.com website derives revenues from sponsorships and may also derive revenues from banner advertising on the site and paid listings in the site's directory of vendors. Chatoverip.com did not have revenues in 1999.

SEASONALITY

     Our Internet telephony business is not subject to seasonal variations in volume of calls. However, our Internet portal experienced a decline in traffic during the summer of 1999, as compared to the preceding months. Management believes that the decline is due largely to the increased amount of time many Internet users spend outdoors during the warmer weather.

ITEM 2. DESCRIPTION OF PROPERTY.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     Our executive offices are located at One Penn Plaza, New York, New York 10119, where, under a new lease, we occupy approximately 4,800 square feet through March 31, 2010. The annual base rental for this space is approximately $220,000. Teltran will be responsible for utilities and other charges.

     ChannelNet occupies an office at Enterprise House, 15 Whitworth Street West, in Manchester, U.K. The former stockholder of ChannelNet, which is obtaining an assignment of the lease for the premises to ChannelNet, leases the facility.

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

     Teltran leases approximately 800 square feet in a co-location facility in Miami, Florida for $6,000.00 per month in base rent. This space is used exclusively for operating telecommunications equipment and providing telecommunications services. The lease runs for 3 years, from March 1, 2000 through February 28, 2003. The lease may be extended for an additional 3-year period, at Teltran's option.

     See "Equipment" and "U.K. Subsidiaries," in "Item 1. Description of Business," for a description of equipment.

ITEM 3. LEGAL PROCEEDINGS.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     In June 1999 an action was commenced against us in the United States District Court for the Southern District of New York entitled: Silverman et. al.
v. Spectratek, Inc. et. al. The plaintiffs included, Steven Silverman, Joseph P. Mallon and Scott Broadbent. The defendants included Spectratek, Inc., one of our predecessors, and Byron Lerner, our chief executive officer.

     The plaintiffs claim that Spectratek issued and caused to be issued misleading statements concerning the status of various contracts Spectratek was prepared to enter into. As a result of these statements, the plaintiffs purchased 156,000 shares of Spectratek's stock and suffered damages of an unspecified amount. Teltran denies all liability since it had actually entered into arrangements that were not consummated due to its inability to obtain equipment at the time. We do not believe we have any liability to the plaintiffs and will vigorously defend this action. We made a motion to dismiss this action, which was granted in October 1999. The plaintiffs have filed an amended complaint, which, we again moved to dismiss. This motion was denied in April 2000.

      We are not aware of any other lawsuits, or pending lawsuits, to which we are party or to which our property is subject. However, in an unrelated matter, a corporation has made a claim for $304,000 representing amounts advanced on our behalf to a potential reseller of telecommunications time to us. This amount was to be held in escrow until commencement of the contract between ourselves and the reseller by an agent appointed by the potential reseller. The contract was aborted and the escrow agent failed to return the escrow funds. The claimant has requested the payment of the amount advanced with interest and alternately a participation in revenues that, it believed arose from the relationship with the reseller.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     Quotations for our common stock are listed in the "pink sheets" maintained by the National Quotation Bureau. Prior to April 19, 2000 the stock was traded on the OTC Bulletin Board but was removed because we are still in the process of handling comments of the Securities & Exchange Commission to our initial filings. We had applied to the American Stock Exchange and then to the NASDAQ National Market both of which applications were rejected. The NASDAQ application was rejected recently because our stock price declined during the period our stock was being removed from the bulletin board. We intend to reapply to the OTC Bulletin Board and then to the NASDAQ. We must appoint at least three independent directors to serve an audit and compensation committee of the board. No assurance can be provided that our stock will be accepted for re-listing on the bulletin board for trading on NASDAQ. On June 19, 2000 the high bid price for our common stock in the "pink sheets" was $1.90 and the low asked price was $1.80 on that date.

     Set forth below are the high and low closing bid quotations for our common stock for the periods indicated as reflected on the OTC Bulletin Board. The quotations reflect interdealer prices without retail mark-up, markdown or commissions, and may not reflect actual transactions.

PERIOD                                                            HIGH      LOW
--------------------------------------------------------------   ------    -----

December 31, 1999.............................................   $11.50    $6.00
September 30, 1999............................................    16.50     6.31
June 30, 1999.................................................     9.69     1.75
March 31, 1999................................................     2.60      .60
December 31, 1998.............................................     1.19      .43
September 30, 1998............................................     1.00      .75
June 30, 1998.................................................     2.94     1.88
March 31, 1998................................................     3.13      .43
December 31, 1997.............................................      .13      .13
September 30, 1997............................................      .18      .11
June 30, 1997.................................................      .33      .22
March 31, 1997................................................      .65      .40

     As of April 11, 2000, there were approximately 293 record holders of our common stock, although we believe that there are more than thirty-five hundred beneficial owners of our common stock.

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

     In September 1998 we issued 250,000 shares each to an affiliate of Byron Lerner and to another officer and director in satisfaction of indebtedness of $100,000. We believe the issuance of these shares is exempt from the registration requirements under Section 4(2) of the Securities Act.

     In May 1998 we issued 6,000,000 shares of our common stock to twenty unaffiliated entities, which collectively had the right to participate in our future earnings under agreement. These investors acquired the shares for investment. We believe the issuance of these shares is exempt from the registration requirements under Section 4(2) of the Securities Act.


     In August 1998 and February 1999 we issued convertible notes in the aggregate principal amount of $847,700 to several foreign investors in a transaction exempt under Rule 504. We obtained proceeds of $300,000 in the August 1998 offering and $550,000 in February 1999 offering. In connection with the transaction we issued warrants exercisable at $1.25 per share in August to purchase 30,000 shares of common stock. In February 1999 we issued warrants exercisable at $.625 per share to purchase an aggregate of 137,500 shares of common stock. All of the notes have been converted and the corresponding shares issued. All of these warrants have been exercised prior to April 8, 1999. We received gross proceeds of approximately $975,000 from the sale of notes and exercise of warrants.


     In April 1999 we issued 2,000,000 shares of common stock to Antra Holding Group Inc. in exchange for 2,000,000 shares of that corporation's shares. Teltran believes that the transaction was exempt from the registration requirements of the Securities Act under Section 4(2).


      As of May 1999 we acquired all the shares of Omni Communications Inc. This company is an authorized agent of UniDial Communications, which operates as an independent network of telecommunications resellers. We issued 115,000 pre-divided shares of our common stock to the sellers, of which James Tubbs received 100,000 shares during 2000. Mr. Tubbs is an officer and director of our company. Teltran believes the issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 under Section 4(2). We have been advised that the only issuance of this company's shares were to the three sellers, all of whom were accredited investors.


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


     Teltran issued an aggregate of 3,307,500 options between December 1998 and May 1999, all under Teltran's stock plans. All of these options were issued to officers, directors, employees and consultants to Teltran all of whom were familiar with Teltran's operation. Of the options Teltran issued 1,300,946 options in December 1998 with the balance issued between January and May 1999.

      In December 1999 the board of directors granted to Byron Lerner options to purchase 400,000 shares, at an exercise price of $4.00 per share, as compensation. The options are exercisable over a period of ten years. These options have previously been recinded in the year ended December 31, 1999.

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

     As of December 18, 1999, Teltran acquired all of the issued and outstanding shares of Internet Protocols Ltd., a company engaged in rendering services to Internet service providers and others. Internet Protocols Ltd. enters into arrangements in accordance with which it shares revenue or charges a fee for use of its equipment. Teltran issued 1,481,556 shares in connection with the acquisition.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


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

PLAN OF OPERATIONS

     During 2000 our plan of operation is to:

          o enter into and implement arrangements to provide wholesale customers throughout the world with Internet telephony. We are negotiating arrangements, which, if implemented, would require us to expend money for equipment purchases and the payment of various fees.

          *o seek to enter into arrangements to provide Internet telephony in additional countries that will enable us to participate in revenues on both ends of a call.

          o establish a network facility and expand the services offered including "Fax Over IP" and direct voice over IP to different countries.

          *o develop marketing strategies with Norweb, a national telecom network operator in the UK, and utilize our alliance with them to expand our Internet telephony network.

          o enhance our portal by providing additional related business services. These including offering banner ads, sponsorship agreements and other types of advertising. We will also seek to develop additional sales affiliate arrangements on our portal and continue to run live Internet.

          o jointly operate RecordsToGo.com, for the sale of music. The venture has entered into arrangements for the sale of records through the Internet.

          o integrate Internet Protocols Ltd., Teltran Web Factory, Ltd. our newly acquired subsidiaries in the United Kingdom with our recently created holding company.

          *o promote and market our new Internet service provider service through our web portal, www.Teltran.com. The service will be competitively priced and will offer unlimited Internet access, free e-mail and free home pages to all users.

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

  Comparison of the Years Ended December 31, 1999 and December 31, 1998


      During the year ended December 31, 1999, the Company had revenues of $1,041,815 compared to revenues of $535,197 in 1998. The increase was due in significant part to Internet telephony revenues and revenue from ChannelNet, our United Kingdom subsidiary. The latter revenues consisted primarily of premium rate services. The revenues in the fourth quarter 1999 were affected by the interruption of services of our internet telephone resulting from transition of Internet telephony operations from the OzEmail network to the IXTC network. The transition was delayed by the fear of Y2K problems.

      Our gross profits increased in 1999 to $392,441 from $290,365 in 1998. An increase of $390,790 in revenue was generated from the acquisition of a subsidiary in the U.K. During this period, however, our gross profit margin in our domestic operations has declined from 54% to 12%. The decline in gross profits margin arose because of the higher cost of communications in 1999 compared to 1998 as well as reduced rates we are able to charge our clients in countries we provided Internet telephony services in 1999.

      During 1999 our selling, general and administrative expenses increased to $4,102,727 from $685,662 in 1998. The expenses increased due to the acquisition of our UK subsidiaries by $593,422. However, the primary increase is a result of options granted in 1999 to our employees by approximately $1.3 million dollars. Professional fees had a increase of over $600,000 due to the costs in connection with our new regulatory obligations as a reporting company and in connection with our acquisitions. We increased rent expense by over $100,000. This increase was in connection with the end of our sub-lease at the end of 1998 and the increase in rent from the new building management. An increase in travel and entertainment by approximately $60,000 and an increase in new business development of approximately $90,000 is a result of our efforts to service existing business an to seek additional business.

      Additional expenses were incurred in 1999 amounted to approximately $4,678,000. We incurred an impairment expense of approximately $4.4 million dollars which is a result of the impairment charges to the Antra investment and the investment in Omnicom. In addition amortization and depreciation expense increased by approximately $250,000. This increase is primarily from the amortization of the goodwill from the purchase of the UK subsidiary.

      We incurred a loss on operations of $8,389,575 in 1999 compared to a loss of $418,380 in 1998 as a result of the foregoing. We had net loss of $8,738,481 in 1999 compared to a net loss of $449,339 in 1998. Our net loss in 1999 reflects the foregoing.


CORRECTION TO PUBLIC ANNOUNCED RESULTS

     In March 2000 we announced that our 1999 year end revenues were $5,671,887 and our loss for 1999 was $371,764. We then determined our 1999 revenues were $2,453,189 and our 1999 loss was $2,239,920. As a result we found our 1999 nine-month revenues and loss of $2,815,908 and $157,923 respectively was $2,019,774 and $638,211.

     A substantial part of the overstatement in the announcement for year-end results related to the treatment of gross billing of telecommunication services provided by Channelnet in financial information, which we believed was acceptable to our auditors. The services of Channelnet are billed directly by the British Telephone Company to the retail customer. Ultimately, Channelnet receives this amount less charges of the telephone company and the network provider. Initially, the entire amount billed to the customers account was treated as gross revenues with the payments deducted. This treatment had no effect on our net income. We determined to treat as revenue only the amount remitted to us by the telephone company. This resulted in reduction of approximately $2,400,000 in revenues.

     The auditors also made adjustments finding that an account receivable was included in the financial information provided by our subsidiary and their independent accounting firm was overstated causing a reduction of revenues and income of approximately $1,200,000. We also reserved an additional amount against collection of $400,000 of this receivable. At the same time we reduced our nine- month revenue and income by approximately $794,000 with respect to this same receivable.

     In June 2000 we announced that our 1999-year end revenues were $2,453,189 and our loss for 1999 was $2,099,370. We then determined our 1999 revenues were $1,041,189 and our 1999 loss was $8,638,481.

     A substantial part of the discrepancy in the results related to expenses of approximately $1.3 million dollars for options granted and the expense of approximately $4.4 million dollars to record impairment losses on recent acquisitions. This resulted in increased expenses of approximately $5,700,000.

LIQUIDITY


      We had working capital of approximately $2.8 million dollars as of December 31, 1999 compared to a working capital deficiency of approximately $281,000 as of December 31, 1998. We have financed our operations primarily out of private financing. Since December 31, 1998 we received gross proceeds of over $6,4000,000 from such financing. In December 1998 we received proceeds of $650,000 from the sale of convertible notes and exercise of warrants. All the notes have been converted into equity. As a result of that financing we have been able to repay and terminate our factoring arrangement. In June 1999 we completed a private placement of shares of common stock and received approximately $1,156,000. We completed an additional private placement in November and December 1999 and received approximately $4,525,000. Upon effectiveness of our registration statement on Form SB-2 and in the absence of adverse changes, these purchasers may pay us another $400,000 for additional shares.


     The Company anticipates substantial capital and other expenditures during the year 2000. The Company will require additional funds for equipment in connection with the establishment of a network center in New York. It estimates it will incur equipment costs of over $500,000 in connection with this operation. It believes leasing arrangements may satisfy a portion of such cost. While ITXC may provide additional equipment without charge for calls originating over the IXTC network, the Company may have to purchase additional equipment to complete calls. If it initiates additional types of telecommunications services or establishes joint ventures in foreign countries, it may be required to obtain additional equipment. The Company is required to make additional payments of $3,600,000 in completing the purchase of Web Factory assets, funding its United Kingdom operations, funding up to an additional $65,000 for Recordstogo and $500,000 for officer salaries. If the Company cannot finance these costs from operations it will be required to obtain additional financing. It is presently exploring ways to obtain such additional financing. There is no assurance we will be able to obtain funding on terms favorable to us if at all. If the Company cannot obtain additional financing, it may have to curtail some additional activities.

CHANGES IN CAPITAL AND ACCUMULATED DEFICIT


      Additional paid-in capital increased by approximately $27,000,000 during 1999. Of which, $14,024,518 is primarily due to the stock issued in connection with our recent acquisition of IPL. An additional $3,998,000 was added to paid-in capital with respect to the shares we issued to Antra in April 1999 in exchange for an equivalent amount of our shares. We had originally valued the Antra shares at $2.00 per share or an aggregate of $4,000,000. We subsequently wrote off the value of the investment. This was in recognition of the non-liquidity, impairment, thin market and restriction on sale of these shares. Reference is made Footnote 9 of the Company's financial statements included in this report.

      Additional entries were made to additional paid-in capital to reflect amounts allocated for the issuance of additional shares: $728,653 for shares issued upon conversion of notes; $424,289 for shares issued upon the exercise of options and warrants; and $5,974,301 for other shares, including shares issued in the private placements in June and November 1999. During 1999 two stock dividends were issued totaling 1,260,000 shares. The entry recorded reflects the par value of the stock issued through common stock and additional paid-in capital. This entry had no effect on stockholder equity.


      There were entries that were made to additional paid-in capital that did not effect the issuance of shares. These entries increased paid-in capital by $1,949,198. This included $184,808 to reflect conversion preference and finance costs on debentures, $1,267,410 related to employee options, and $496,980 related to stock to be issued for our acquisitions.

      Our stockholders equity (deficit) changed from a deficit of $2,254,495 in 1999 to equity of $17,905,980 in 2000 despite a net loss of $8,638,481. This significant increase in equity was substantially attributable to the acquisitions over the past year as well as private placement funding.


YEAR 2000 DISCLOSURE

     Prior to the year 2000 many businesses and institutions reviewed and modified their computer systems to ensure they accurately process transactions relating to the Year 2000 and beyond. This effort was necessary because many existing computer systems and microprocessors with date functions, including those in non-information technology equipment and systems, use only two digits to identify a year in the date field and assume that the first two digits of the year are always "19." Consequently, on January 1, 2000, some computers that were not Year 2000 compliant read the year as 1900. Computer systems that calculate, compare or sort using the incorrect date may malfunction causing disruption of operations, including a temporary inability to process transactions, send invoices or engage in other normal business activities. Our failure to address potential Year 2000 malfunctions in our computer and non-information technology equipment and systems could have resulted in our suffering business interruptions, financial loss, and harm to our reputation and legal liability. We nevertheless experienced no potential liabilities or stoppages in our business as a result of the new millennium. Because of the fear of the possible consequences of an Y2K problem, the implementation of our operations into the ITXC network was delayed in late 1999.

ITEM 7. FINANCIAL STATEMENTS.

     See the financial statements beginning on Page F-1, filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     Our directors and executive officers are:

NAME                       AGE   POSITION
-------------------------  ---   -----------------------------------------------

Byron R. Lerner..........  55    President, Chief Executive Officer and Director
James E. Tubbs...........  39    Executive Vice President, Chief Operating
                                   Officer and Director
Peter Biagioli...........  39    Vice President of Sales and Marketing
Mitchell Hershkowitz.....  31    Vice President of Operations
Michael Neville..........  44    Vice President--UK Operations
James Supple.............  35    Chief Financial Officer

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

     James E. Tubbs has been our executive vice president and a director since May 1996. Between 1994 and 1995, Mr. Tubbs was president of OmniCom, a reseller of UniDial services; OmniCom is now a subsidiary of Teltran. From 1984 through May 1996 he was employed as an executive in various entities controlled by Brent Musburger, the sports broadcaster. Simultaneously Mr. Tubbs was employed in various capacities as an executive in sports and entertainment matters by the networks, which engaged Mr. Musburger.

     Peter Biagioli has been employed by us since 1997 as an officer and has been our vice president of sales and marketing since February 2000. From February 1988 to January 1997 Mr. Biagioli was vice president of worldwide commercial development for the Manifest Division of TNT Express Worldwide. During the period November 1982 to January 1988 he was employed by Avis Rent A Car System Inc. and was a regional sales manager for the New York metropolitan market.

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

     James Supple has been employed by us since July 1999 and since January 2000 has been our chief financial officer. From 1994 to June, 1999 Mr. Supple was financial controller of Schiavetti, Geisler, Corgan, Soscia, DeVito, Gabriele and Nicholson a law firm located in the city of New York. From 1991 to 1994 Mr. Supple held various positions in the law firm of Gordon Altman Butowski Weitzen Shalov and Wein serving as assistant director of finance from 1992 through 1994.

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

ITEM 10. EXECUTIVE COMPENSATION.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


     We have retroactively adjusted the share and price per share information in this section to reflect the five percent stock dividends to holders of record on June 3, 1999 and September 1, 1999.

     Our chief executive officer and two additional highest paid officers received the compensation listed below during the fiscal years ended December 31, 1997, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE



                                                                    LONG TERM COMPENSATION AWARDS
                                                               ---------------------------------------
                                                                                       SECURITIES
NAME AND PRINCIPAL POSITION                                    YEAR     SALARY      UNDERLYING OPTIONS
------------------------------------------------------------   ----    --------     ------------------
Byron E. Lerner
  President and Chief Executive Officer.....................   1999    $159,375     551,250
    Does not include 400,000 options which were recinded       1998      88,000     496,127 shares
    effective in the year ended December 31, 1999 and treated  1997      37,500     --
    as if they were not issued.

James Tubbs
  Executive Vice President and Chief Operating Officer......   1999    $161,000     551,250
                                                               1998      35,000     496,127 shares
                                                               1997      66,000     --

Peter Biagioli..............................................   1999    $124,466     132,300 shares
                                                               1998      41,477     132,300
                                                               1997      90,000     --


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

     The board of directors administers the option plan. In general, the board, or a committee of the board, is empowered to select the persons to whom options would be granted and to determine, subject to the terms of the option plan, the number, the exercise period and other provisions of the options. The options granted under the option plan are exercisable in however many installments as may be provided in the grant.

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

                       OPTIONS GRANTED IN LAST FISCAL YEAR


                           NUMBER OF SHARES
                              UNDERLYING
                             OPTION GRANT    EXERCISE PRICE    EXPIRATION DATE
                             ------------    ---------------   ----------------
Byron Lerner...............       275,625        $ 0.54        January 31, 2009
  Does not include 400,00         275,625          3.63        May 8, 2009
  options which were
  recinded effective in
  the year ended December
  31, 1999 and treated
  as if they were not
  issued.

James Tubbs................       275,625        $ 0.54        January 31, 2009
                                  275,625          3.63        May 8, 2009

Peter Biagioli.............        22,050        $ 0.54        January 31, 2009
                                  110,250          3.63        May 8, 2009


               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

     The table below provides information concerning stock option exercises during the fiscal year ended December 31, 1999 and the value of unexercised options at the end of that fiscal year. All of the unexercised options were in the money on this date.

                                                       NUMBER OF     VALUE OF
                                                         SHARES     UNEXERCISED
                          SHARES                       UNDERLYING  IN-THE-MONEY
                        ACQUIRED ON                    UNEXERCISED  OPTIONS AT
NAME                     EXERCISE     VALUE REALIZED     OPTIONS    END OF YEAR
-------------------     -----------  ----------------  ----------- -------------

Byron Lerner..........    281,758       $2,285,416        765,617    $3,768,137
James Tubbs...........     35,000       $  294,700      1,012,375    $5,717,171
Peter Biagioli........     35,000       $  294,700        229,600    $1,252,202
  Does not include
  400,00 options
  which were recinded
  effective in the
  year ended December
  31, 1999 and treated
  as if they were not
  issued.


     The value of the in-the-money options is based on the market price of our common stock on December 31, 1999, which was $7.56 based on the average of high and low sales on the OTC Bulletin Board that day. All of the options were in the money.


     On January 31, 1999 we issued options to purchase an additional 904,049 shares of common stock at $.54 per share exercisable immediately. Of these options 275,625 were issued to each of Messrs. Lerner and Tubbs and Martin Miller, then one of our directors. In May 1999 we granted options to purchase an additional 1,186,550 shares of our common stock at $3.63 per share. Of these, options to purchase 275,625 shares were issued to each of Byron Lerner, James Tubbs and Martin Miller. All the options granted in 1999 vested immediately.

      On December 20, 1999 the board of directors awarded Byron Lerner an additional option to purchase 400,000 shares of common stock at $4.00 per share. These options were subsequently recinded effective in the year ended December 31, 1999. On February 1, 2000 the board of directors awarded Byron Lerner and James Tubbs options to purchase 890,500 and 717,933 shares of our common stock, respectively. The exercise price of the options is $8.00 per share until August 2, 2000 and $1.00 thereafter. These options, as amended, vest as to one-half (1/2) of the shares subject to the Option on the date of issuance. An additional one-half of the shares vest on January 1, 2001. If, however, an optionee's employment is terminated as a result of a change of control, then the shares subject to the option immediately vest and the exercise price of the option is reduced to ten cents per share. The total number of shares is subject to the option increase by an amount equal to the difference between 9.9% of the outstanding shares and the shares subject to the option (including exercised shares). The options are exercisable until February 1, 2010.

     In December 1999 we issued a total of 706,758 shares of our common stock subject to existing options. The purchasers issued non-interest bearing notes totaling $326,727 as consideration for the exercise price under the options for the shares. The notes are due July 1, 2000 or earlier if the shares are sold. Mr. Byron Lerner acquired 281,758 shares of common stock upon exercise of options and has delivered a note for $107,743 representing the unpaid exercise price and Mr. James Tubbs has acquired 35,000 shares and delivered his note for $11,905 representing the unpaid exercise price. Martin Miller, who was then a director, acquired 250,000 shares and issued his note for $127,550.

EMPLOYMENT AGREEMENTS

     We have entered into an employment agreement with Byron Lerner to serve as our president and chief executive officer. The agreement is for a term of 37 months commencing March 1, 1999 and unless notice of non-renewal is given at the end of first thirteen months or any later year, the term of the agreement is extended for an additional year period. Mr. Lerner received a base annual salary of $150,000 until August 1999 when the salary increased to $180,000. As amended, starting on February 1, 2000, the salary increased to $250,000. After that, the salary increases at the rate of ten percent per annum. The agreement provides for a bonus pool, which shall be equal to 15% of net income as defined in the agreement of which Mr. Lerner will receive forty percent (40%) of the pool. Mr. James Tubbs, Teltran's executive vice president and chief operating officer, has entered into an identical agreement, as amended, with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


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

          o each person who beneficially owns more than five percent of our outstanding common stock,

          o each of our directors,

          o each of the executive officers named in the summary compensation table,

          o all our directors and executive officers as a group and

     Share ownership includes both shares beneficially owned and shares a person has the right to acquire under any option or warrant which is presently exercisable or which may be exercised within sixty days. These include 765,617 options in case of Byron Lerner, 1,012,375 options in case of James Tubbs, 229,600 options in the case of Peter Biagioli and 2,694,242 options for all officers and directors as a group.

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


                                                       SHARES        PERCENT OF
                                                    BENEFICIALLY        SHARES
IDENTITY OF STOCKHOLDER OR GROUP                       OWNED         OUTSTANDING
-------------------------------------------------   -------------    -----------
Byron Lerner.....................................     1,348,000           6.3%
James Tubbs......................................     1,444,188           8.0%
Peter Biagioli...................................       263,600           1.5%
Balmore S.A, C.B (1).............................     3,312,429          19.3%
  Trident Chambers,
  P.O. Box 146
  Road Town Tortola
  British Virgin Islands
Antra Holding Group Inc (2)......................     2,205,000          12.9%
  1515 Locust Street,
  Philadelphia, PA 19102
All Officers and Directors (6 persons)...........     3,742,438          18.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      Generally this amendment has been made to reflect the restated audited financial statements opined on by our new auditors. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


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

     In April 1999, we and Antra Holding Group Inc. exchanged shares of each other's stock. We received 2,000,000 shares of Antra's common stock and Antra owns 2,205,000 shares of our common stock. Antra is a public company engaged through subsidiaries in the music business. As a result of the transaction Antra may be deemed a principal stockholder of Teltran. We have entered into an agreement with Antra, which requires an adjustment in the shares delivered in connection with the above-described exchange. If on the first business day of the year 2000 either Antra's shares or our shares are trading less than 20% below the market price of the other party's shares, the party whose shares are trading lower must issue additional shares to the other party. As a result of this adjustment we received an additional 800,000 shares of Antra's common stock.

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


     In June 1999 we issued a total of 316,499 shares of common stock in connection with a private placement of our securities. Five investors acquired 326,024 shares at $3.81 per share. If the price of our common stock is selling below specified levels after the offering, we may have to issue additional shares to these investors. The purchasers of 286,650 of the shares are required to purchase an additional number of shares after this registration statement is declared effective provided that there is no material change adversely effecting Teltran. An additional 6,300 shares were issued to a finder and an additional 815,355 warrants to purchase our common stock at $5.71 per share were issued to finders. In November 1999, Teltran sold an additional 625,000 shares for $8.00 per share and issued warrants to purchase 2,600,000 shares at prices ranging from $8.00 to $10.25 per share. If the market price of Teltran's shares approximately 60 days after a registration statement covering the shares issuable upon exercise of the warrants is less than the stated exercise price, the actual exercise price of these warrants will be reduced.

     In April 1999 we agreed to issue options to purchase shares of our common stock to Corrie Ltd. and Craighouse Ltd. if their assistance proved successful in obtaining international communication arrangements. These options, if issued, may entitle the holder or holders to purchase an aggregate maximum of 450,000 shares of common stock. While the conditions for these options have not occurred, we believe there is a strong possibility that these options will be issued. Neither of these entities or their principals is related to Teltran.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Index To Exhibits.

EXHIBIT
  NO.        DESCRIPTION
-------      -------------------------------------------------------------------

 3.1     --  Certificate of Incorporation (a)

 3.2     --  Certificate of Ownership and Merger of Spectratek Incorporation by
             Teltran International Group, Ltd.(a)

 3.3     --  Amendment to Certificate of Incorporation (a)

 4.      --  By-Laws(b)

10.1     --  1998 Stock Option Plan (a)

10.2     --  Employment Agreement between Byron Lerner and Registrant (a)

10.2(a)  --  Employment Agreement between James Tubbs and Registrant (b)

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


Date: February 21, 2001



                                                    /s/ BYRON R. LERNER
                                         ---------------------------------------
                                                      Byron R. Lerner
                                          President, Chief Executive Officer
                                              Chief Financial Officer and
                                                         Director


Date: February 21, 2001


                                                    /s/ JAMES E. TUBBS
                                         ---------------------------------------
                                                      James E. Tubbs
                                             Executive Vice President, Chief
                                                        Operating
                                                   Officer and Director


Date:


                                         ---------------------------------------

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Independent Auditors' Reports                                            F-1-F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                    F-6-F-7

Notes to Consolidated Financial Statements                              F-8-F-18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Teltran International Group, Ltd. and Subsidiaries

We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Teltran International Group, Ltd. and Subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, changes in stockholders' equity (deficit), and their cash flows for the year ended December 31, 1998 of Teltran International Group, Ltd. and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Liebman Goldberg & Drogin LLP


Garden City, New York
March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Teltran International Group, Ltd. and Subsidiaries

We have audited the consolidated balance sheet of Teltran International Group, Ltd. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teltran International Group, Ltd. and Subsidiaries as of December 31, 1999 and the consolidated results of their operations, changes in stockholders' equity (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
November 14, 2000, except for Note 17
  which is as of January 31, 2001

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                   December 31,
                                                                      1999
                                                                   ------------
Current assets
Cash                                                              $ 3,807,368
  Accounts receivable                                               1,023,054
  Prepaid expenses and other current assets                           241,490
                                                                  -----------
   Total current assets                                             5,071,912
                                                                  -----------
Property and equipment, net                                           619,845
                                                                  -----------
Other assets
  Security deposit                                                     50,704
  Goodwill, net                                                    13,716,867
  Intangibles, net                                                    450,200
  Due from related parties                                            225,365
  Investment                                                           50,000
                                                                  -----------
                                                                   14,493,136
                                                                  -----------
                                                                  $20,184,893
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                               $   149,027
  Accounts payable                                                    262,859
  Accrued expenses and other liabilities                            1,791,120
  Due to related party                                                104,721
  Corporation tax payable                                              15,472
                                                                  -----------
    Total current liabilities                                       2,323,199
                                                                  -----------
Long-term liabilities
  Long-term debt                                                       24,815
  Other long term liabilities                                          30,899
                                                                  -----------
                                                                       55,714
                                                                  -----------
Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized and none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
     authorized and 16,305,983 issued and
     outstanding                                                       16,306
  Additional paid-in capital                                       29,100,058
  Notes receivable, stockholders                                     (326,727)
  Accumulated other comprehensive income                                9,319
  Accumulated deficit                                             (10,992,976)
                                                                  -----------
    Total stockholders' equity                                     17,805,980
                                                                  -----------
                                                                  $20,184,893
                                                                  ===========

          See accompanying notes to consolidated financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years
                                                      Ended December 31,
                                                     1999            1998
                                                ------------    ------------
Revenues                                        $  1,041,815    $    535,197

Cost of revenues                                     649,374         244,832
                                                ------------    ------------
Gross profit                                         392,441         290,365

Operating expenses
  Selling, general and administrative              4,102,727         685,662
  Provision for impairment                         4,396,981
  Depreciation and amortization                      282,308          24,083
                                                ------------    ------------
                                                   8,782,016         709,745

Loss from operations                              (8,389,575)       (419,380)
                                                ------------    ------------
Other expenses
  Interest                                           225,870          29,959
  Loss from joint venture                            104,653
                                                ------------    ------------
                                                     330,523          29,959
                                                ------------    ------------
Loss before income taxes                          (8,720,098)       (449,339)

Income taxes                                          18,383
                                                ------------    ------------
Net loss                                        $ (8,738,481)   $   (449,339)
                                                ============    ============

Basic and diluted loss per common share         $      (0.75)   $      (0.06)
                                                ============    ============
Weighted average number of common shares
  used in computing basic and diluted loss
  per common share                                11,678,746       6,929,082
                                                ============    ============


          See accompanying notes to consolidated financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCHOLDERS' EQUITY (DEFICIT)


                                                                                                                      Comprehensive
                                                                              Accumulated                                  Loss
                                                     Additional     Notes        Other                                    For the
                                  Common Stock        Paid-in    Receivable, Comprehensive Accumulated                 Years Ended
                                Shares     Amount     Capital   Stockholders    Income       Deficit       Total       December 31,
                              -----------------------------------------------------------------------------------------------------
Balances, January 1, 1998        915,637  $   916  $ 1,501,928   $      --     $   --   $ (1,805,156)   $ (302,312)$           --
Issuance of stock in
  connection with joint
  venture termination          6,000,000    6,000      284,000                                             290,000
Conversion of debt               281,658      281      116,931                                             117,212
Issuance of stock as payment
  of stockholders' loans         500,000      500       99,500                                             100,000
Net loss                                                                                    (449,339)     (449,339)      (449,339)
                              -------------------------------------------------------------------------------------    ----------
Balances, December 31, 1998    7,697,295    7,697    2,002,359                            (2,254,495)     (244,439)    $ (449,339)
Conversion of debt             1,835,033    1,835      728,653                                             730,488     ==========
Stock issued in connection
  with acquisitions            1,659,942    1,660   14,024,518                                           14,026,178
Stock issued in exchange for
  investment in
  Antra Holding Group, Inc.    2,000,000    2,000    3,998,000                                           4,000,000
Stock issued in connection
  with private placements        941,499      942    5,679,027                                           5,679,969
Stock issued for services         37,500       38      295,274                                             295,312
Common stock dividends         1,260,456    1,260       (1,260)
Excercise of stock options
  and warrants                   874,258      874      424,289    (326,727)                                 98,436
Debt conversion pereference                            137,500                                             137,500
Stock warrants issued in
  connection with debt
  financing                                             47,308                                              47,308
Stock options granted to
  employees                                          1,267,410                                           1,267,410
Common stock to be issued
  related to acquisition                               496,980                                             496,980
Cumulative translation
  adjustment                                                                    9,319                        9,319         9,319
Net loss                                                                                  (8,738,481)   (8,738,481)   (8,738,481)
                              -------------------------------------------------------------------------------------  -----------
Balances, December 31, 1999   16,305,983  $16,306  $29,100,058   $(326,727)    $9,319   $(10,992,976)   $17,805,980  $(8,729,162)
                              =====================================================================================  ===========


          See accompanying notes to consolidated financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Years
                                                          Ended December 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   ------------


Cash flows from operating activities
  Net loss                                           $(8,738,481)   $  (449,339)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        282,301         24,083
    Provision for impairment                           4,396,981
    Compensation expense related to options            1,267,410
    Non-cash interest expense related to
      convertible notes                                  204,605
    Consulting expense related to stock issued           295,312
    Loss from joint venture                              104,653
    Changes in operating assets and liabilities:
      Accounts receivable                               (896,775)       (94,296)
      Prepaid expenses and other current assets          218,718
      Deferred financing costs                                          (55,875)
      Cash repayments to factor                               --         65,193
      Accounts payable and accrued expenses            1,093,674         69,112
                                                     -----------    -----------
Net cash used in operating activities                 (2,209,038)      (441,122)
                                                     -----------    -----------
Cash flows from investing activities
  Purchases of property and equipment                   (165,882)
  Investment in joint venture                            (75,000)
  Payments for security deposit                          (50,704)
  Loans to related parties                              (185,837)
  Net cash received in acquisitions                      101,978
                                                     -----------    -----------
Net cash used in investing activities                 (1,286,275)            --
                                                     -----------    -----------
Cash flows from financing activities
  Repayment of notes payable                                           (250,000)
  Proceeds from loans from stockholders and others        48,738        102,865
  Proceeds from convertible debt                         550,000        300,000
  Proceeds from issuance of common stock
   and exercise of warrants                            5,778,405
  Issuance of stock for notes payable                                   290,000
                                                     -----------    -----------
Net cash provided by financing activities              6,377,143        442,865
                                                     -----------    -----------
Effect of exchange rate changes on cash                    9,319
                                                     -----------    -----------
Net increase in cash                                   3,801,979          1,743

Cash, beginning of year                                    5,389          3,646
                                                     -----------    -----------
Cash, end of year                                    $ 3,807,368    $     5,389
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                                             For the Years
                                                           Ended December 31,
                                                          1999          1998
                                                       -----------   -----------
Supplemental disclosure of cash flow information,
  Cash paid during the year for income taxes           $    18,383   $        --
                                                       ===========   ===========
Supplementary schedule of non-cash investing
  and financing activities
  Common stock issued in connection with acquisitions  $14,026,178   $        --
                                                       ===========   ===========
  Conversion of debt into common stock                 $   730,488   $   117,212
                                                       ===========   ===========
  Convertible notes                                    $   326,727   $        --
                                                       ===========   ===========
  Common stock issued in exchange for investment in
    Antra Holding Group, Inc.                          $ 4,000,000   $        --
                                                       ===========   ===========
  Common stock to be issued related to acquisition     $   496,980   $        --
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 1 -    Nature of Operations

            Teltran International Group, Ltd. (the "Company") is primarily engaged in acting as a seller of telecommunication time routed through the internet. During 1999, the Company began operating an internet portal and acquired two entities in the United Kingdom which are engaged in providing premium rate telecommunications services and providing equipment and services to internet service providers.

NOTE 2 -    Summary of Significant Accounting Polices

            Principals of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

            Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Any consideration in excess of the fair value of the net assets acquired is allocated to goodwill and amortized over its estimated useful life.

            Restatement of Financial Statements (in thousands)


            The 1999 consolidated financial statements have been restated to reflect the proper treatment of various transactions. The primary differences are detailed as follows. The Company corrected the valuation of the 1999 acquisitions, which resulted in an increase to goodwill of approximately $14,400. An impairment charge to the goodwill and a certain investment was recorded for approximately $4,397 (see Note 5 and Note 6). The adjustments resulted in an increase in amortization of goodwill of approximately $275. Additionally, the Company recorded a compensation charge of approximately $1,267 related to employee stock options granted at exercise prices below the market price at the date of the grant (see
            Note 14). A consulting charge of approximately $295 was recorded relative to common stock issued for services. Finally, additional interest expense resulting from debt discount orginating primarily from warrants issued in connection with debt was recorded.


            Fair Value of Financial Instruments

            The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

            Property and Equipment

            Property and equipment, is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets as follows:

                                                                  Estimated
                     Asset                                       Useful Lives

                     Computer equipment                             3 Years
                     Furnitures and fixtures                        4 Years
                     Machinery and equipment                      3-5 Years

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

            Investment

            Investment for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investee accounted for under the cost method, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investment accounted for under the cost method and as of December 31, 1999 such investment was included at the lower of cost or estimated net realizable value.

            Impairment of Long-Lived Assets

            The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including goodwill and intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

            Joint Venture

            The Company has an investment in a joint venture that is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest. Under the equity method, the Company's share of the investee's earnings or loss is included in consolidated operating results. If the Company's share of the net losses of the investment are greater than investment account and the Company is obligated to fund the losses, a liability is recorded.

            Revenue Recognition

            Telecommunication revenues from services are recognized and billed as services are performed.

            Stock-Based Compensation

            The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("ABP 25") but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

            Goodwill and Intangible Assets

            Goodwill relates to purchase transactions and is amortized on a straight-line basis over 5 years. Intangible assets, which consist of telephone line rights, are being amortized over their estimated useful or economic lives using the straight-line method based upon the lengths of each individual contract.

            Income Taxes

            The Company compiles with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Foreign Currency Translation

            Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity (deficit).

            Net Loss Per Common Share

            The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Basic and diluted earnings per share is the same in both 1999 and 1998 as the effect of the common stock equivalents of common stock options, warrants and convertible debt are antidilutive.

            Advertising Costs

            Advertising costs are expensed as incurred and were approximately $163,000 in 1999 and nil in 1998.

            Recent Pronouncements

            In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain
            Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

NOTE 3 -    Accounts Receivable

            At December 31, 1999, the Company has a receivable of approximately $726,000 and a payable of approximately the same amount. The customer is in litigation with the vendor and is thus not willing to pay the receivable. The Company has not reserved for this receivable due to the fact that if not collected, the corresponding payable would not be due.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 4 -    Liquidity


            The Company has sustained losses since inception and for the year ended December 31, 1999 has incurred a net loss of $8,738,481. In addition, the Company has yet to realize positive cash flow from operations. The Company intends to raise future capital through debt and equity financing and through the sales of its three United Kingdom subsidiaries (see Note 17). The Company then intends to focus on developing its domestic product line and customer base and secure telecommunication licenses internationally.


            There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing and attain future profitable operations, its ability to implement its strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected.

NOTE 5 -    Purchase Transactions

            In May 1999, the Company acquired all of the outstanding shares of Omnicom of New York Inc., a telecommunications reseller, from an individual who is an officer and director of the Company for 115,000 shares of common stock valued at $4.32 per share, which were issued during 2000. The Company has allocated the excess purchase price over the fair value of net assets acquired to goodwill, which amounted to $538,654 and is being amortized on a straight-line basis over a period of five years. Subsequent to the acquisition, the Company charged $446,981 of the original goodwill to impairment based upon managements' assessment of the future undiscounted cash flows of the investment.

            In August 1999, the Company acquired all of the outstanding shares of ChannelNet Ltd., a provider of premium rate telecommunication services to customers in the United Kingdom, by issuing 94,500 shares of common stock valued at $4.86 per share subject to purchase price adjustments through February 2001. The Company has allocated the excess purchase price over the fair value of net assets acquired to goodwill, which amounted to $443,611 and is being amortized on a straight-line basis over a period of five years.

            In December 1999, the Company acquired all of the outstanding shares of Internet Protocols Ltd. (IPL), a Company providing internet access services to customers in the United Kingdom, for 1,565,442 shares of common stock valued at $8.67 per share and a commitment to fund IPL for approximately $3,000,000 in cash. The Company has allocated the excess purchase price over the fair value of net assets acquired to goodwill, which amounted to $13,419,531 and is being amortized on a straight-line basis over a period of five years (see Note 17).

            The operations of the above acquisitions prior to the acquisition date were insignificant.

NOTE 6 -    Investment

            In April 1999, the Company issued 2,000,000 shares of common stock to acquire an investment of 2,000,000 shares in Antra Holding Group, Inc., a music company with whom the Company shares ownership in a joint venture (see Note 8). This transaction was recorded under the cost method of accounting. Based upon the Company's assessment of this investment, an impairment charge of $3,950,000 was recorded to reduce the investment to $50,000.

            Pursuant to the investment agreement, the parties agreed that there would be an adjustment in the number of shares owned by each entity if there was a disparity in the relative market value of the two entities on January 1, 2000. As a result, the Company received an additional 800,000 shares of Antra's common stock.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 7 -    Property and Equipment

            Property and  equipment is summarized  below:

                                                                        Total

              Computer equipment                                   $ 1,347,888
              Furnitures and fixtures                                    8,805
              Machinery and equipment                                  157,078
                                                                   -----------
                                                                     1,513,771
              Less accumulated depreciation                           (893,926)
                                                                   -----------
                                                                   $   619,845
                                                                   ===========

            At  December   31,  1999,   computer   equipment   and   accumulated
            depreciation  includes  $43,310  and  $9,768,  respectively,   under
            capital leases.

NOTE 8 -    Investment in Joint Venture

            During the year ended December 31, 1999, the Company invested $75,000 as their initial investment in a joint venture with Antra Holdings Group, Inc. ("Antra"). The joint venture, known as Recordstogo.Com ("the Venture") will be utilized as a vehicle to sell records belonging to an unaffiliated third party. Revenues will be generated from numerous sources that are part of the joint venture website. These include hard to find records, memorabilia, old record albums, music downloads in MP3 and other formats. As of December 31, 1999, the Company's share of the joint venture loss was $104,653. The excess of the Company's share of the loss over its initial investment of $75,000 is recorded as a liability to the Company, since the Company is committed to provide up to an additional $75,000 of working capital to the joint venture. Currently, the Venture is not operating and the Company and Antra are evaluating the future plans for the Venture.

NOTE 9 -    Convertible Debentures Payable

            In August 1998, the Company issued $300,000 of convertible debentures which bear interest at 10% per annum and were due August 14, 1999. The debentures were convertible into shares of the Company's stock at $1.25 or 76% of the lowest closing bid price 30 trading days preceding the conversion date, which was approximately $.50. In January 1999, the Company issued $550,000 of convertible debentures which bear interest at 10% per annum and were convertible into the Company's common stock at $.50 per share. During the years ended December 31, 1999 and 1998, $730,488 and $117,212, respectively, of debentures were converted to 2,116,691 shares of common stock. In connection with the transaction, the Company issued 30,000 warrants to purchase 30,000 shares of common stock at $1.25 per share. Financing costs of these transactions were deferred and amortized up to the conversion date. In addition, $184,808 of debt discount originating from debt conversion preferences and the value of attached warrants was amortized up to the conversion date.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 10 -   Long-Term Debt

            Long-term debt consists of the following:

                    Non interest bearing note to non-
                     related party; paid in March 31,
                     2000                                           $ 50,000

                    Agency note  payable  bearing  interest
                     at prime plus 2% per annum, 10.5% at
                     December 31, 1999, payable on demand             47,818

                    Mortgage note payable in
                     monthly installments of $1,056
                     including interest at 9.125%
                     per annum through August 2002                    29,879

                    Equipment lease payable in
                     monthly installments of $1,500
                     including interest at 13.26%
                     per annum through April 2002                     21,091

                    Other                                             25,054
                                                                   ---------
                                                                     173,842
                    Less current portion                            (149,027)
                                                                   ---------
                                                                   $  24,815
                                                                   =========

              Aggregate future required minimum payments of long-term debt are as follows:

                      Year ending December 31,
                                2000                            $ 149,027
                                2001                               16,625
                                2002                                8,190
                                                                ---------
                                                                $ 173,842
                                                                =========

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 11 -   Stockholders' Equity (Deficit)

            In November 1997, the Company entered into a joint venture agreement with a group of unrelated foreign investors which provided for their participation of future profits of the Company in return for cancellation of indebtedness. In May 1998, the Company issued an aggregate of 6,000,000 shares to these investors in consideration of the termination of the joint venture.

            During the period August 1998 to December 31, 1999, the Company issued 2,116,691 shares of its common stock upon the conversion of $730,488 and $117,212 of convertible debentures (see Note 9). In connection with this transaction, the Company issued 167,500 shares valued at $98,436, net of expenses, when warrants issued as part of the convertible debenture transaction were exercised at prices ranging from $0.625 to $1.25.

            The Company issued 500,000 shares of its common stock to an officer and a related party as repayment of $100,000 advanced to the Company during 1998.

            In April 1999, the Company issued 2,000,000 shares of common stock to purchase an investment in Antra Holding Group, Inc. (see Note 6).

            In April 1999, the Company declared a 5% stock dividend to shareholders of record on June 1, 1999 and issued 585,000 common shares on June 15, 1999. In August, 1999 the Company declared a second 5% stock dividend to shareholders of record on September 1, 1999 and issued 675,456 common shares on October 15, 1999.

            In June 1999, the Company issued 316,499 shares in a private placement transaction, the net proceeds to the Company were $1,154,969. The Company issued 1,025,000 warrants to purchase one share of the Company's common stock at a price ranging from $4 to $6 per share. In November 1999, the Company issued 625,000 shares in a private placement transaction, the net proceeds to the Company were $4,525,000 (See Note 17). With each share purchased in this private placement, the purchaser received four warrants to purchase one share of the Company's common stock at a price ranging from $8 to $10.25 per share. The actual price of these warrants could be reduced if the market price of the Company's common stock is less than the stated exercise price approximately 60 days after the filing of the registration statement covering the shares issuable upon exercise of the warrants.

            In August 1999, the Company, as part of the acquisition of ChannelNet Ltd. issued 94,500 shares of common stock to the shareholders of ChannelNet Ltd. (see Note 5).

            In December 1999, the Company, as part of the acquisition of Internet Protocols Ltd., issued 1,565,442 shares of its common stock to the shareholders of Internet Protocol Ltd. in exchange for their stock in Internet Protocols Ltd. (See Note 5).

            The Company issued 874,258 shares of its common stock in connection with the exercise of stock options and warrants for proceeds of $98,436 and notes receivable of $326,727 from various officers, stockholders and employees.

            The Company increased additional paid-in capital for the value of the 115,000 common shares to be issued in connection with the purchase of Omnicom of New York Inc. (see Note 5) in the amount of $496,980. These shares were issued in 2000.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 12 -   Related Party

            The Company incurs fees from an entity in which an officer of one of the Company's subsidiaries is an owner. For the year ended December 31, 1999, the Company was charged fees of approximately $53,000 from this entity for which it has a payable at December 31, 1999 of $53,192. In addition, the Company has advanced this entity $86,015 for which it has a receivable.

NOTE 13 -   Commitments and contingencies

            Legal Proceedings

            The Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

            Lease Obligations

            The Company has various lease agreements for office space and computer equipment expiring through April 30, 2010.

            Approximate future minimum rental payments at December 31, 1999, under agreements classified as operating leases, exclusive of minimum sublease rentals are as follows:

                   Year ending December 31,
                             2000                                  $ 534,000
                             2001                                    648,000
                             2002                                    460,000
                             2003                                    251,000
                             2004                                    241,000
                             Thereafter                            1,311,000
                                                                  ----------
                                                                  $3,445,000
                                                                  ==========

            As of December 31, 1999, future minimum rental payments due from tenants under sub-leases of office space aggregated $48,000.

            Rent expense for the years ended December 31, 1999 and 1998 was approximately $159,000 and $49,000, respectively.

            Employment Agreements

            The Company entered into employment agreements with two of its executive officers. The agreements provided for a base annual salary of $150,000 until August 1, 1999 when the salary increased to $180,000. On February 1, 2000, the agreements were further amended to increase the annual base salary to $250,000. Every year after March 31, 2001, the base salary increases by an amount equal to ten percent of the prior year's base salary. The agreements also provide for a bonus pool, which is equal to 15% of net income, as defined in the agreement, of which each executive will receive 40% of the pool (see Note 17).

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 14 -   Stock Options and Warrants

            In 1998, the Company's Board of Directors approved an employee stock option plan ("the 1998 Plan") authorizing the Company to grant options to purchase 3,307,500 shares of its common stock. Pursuant to the 1998 Plan, the Company can grant incentive stock options and non-qualified stock options to certain employees, officers, directors and other persons.

            Options information is summarized as follows:

                                                                Weighted Average
              Non-Qualified Stock Options             Shares     Exercise Price
              ---------------------------           ---------    --------------
              Granted                               1,300,946    $    1.535
              Exercised                                    --
                                                   ----------    ----------
              Outstanding - December 31, 1998       1,300,946    $    1.535
              Exercised                              (706,758)   $   (0.468)
              Granted                               2,006,554    $    2.234
                                                   ----------    ----------
              Outstanding - December 31, 1999       2,600,742    $    1.597
                                                   ==========    ==========
              Exercisable - December 31, 1999       2,323,922    $    2.383
                                                   ==========    ==========



                                 Options Outstanding                      Options Exercisable
                   ---------------------------------------------    ------------------------------
                                       Weighted       Weighted          Number           Weighted
                   Outstanding at       Average        Average      Exercisable at       Average
Range of            December 31,       Remaining      Exercise        December 31,       Exercise
Exercise                1999             Term           Price            1999              Price
-----------        --------------     -----------     ---------     ---------------      ---------

$  .34 - .54           860,717           9.10         $    0.47           798,884        $   0.48

$ 1.59 - 2.72          461,210           8.94         $    2.04           307,473        $   1.72

$ 3.62 - 4.54        1,278,815           9.33         $    3.76         1,217,565        $   3.72


            The Company applies APB No. 25 in accounting for the 1998 Plan and, accordingly, has recognized compensation expense of $1,267,410 for the year ended December 31, 1999 based on the intrinsic value method of valuing stock options.

            If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and basic and diluted loss per common share would have been reduced to the pro forma amounts below for the year ended December 31, 1999:


                   Net loss, as reported               $ (8,738,481)
                   Net loss, pro forma                  (13,460,302)
                   Basic and diluted loss per
                    common share, as reported                  (.75)
                   Basic and diluted loss per
                    common share, as reported                 (1.15)

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option  pricing  model  with  the
            following weighted average assumptions:

                                                                    1999

                        Risk-free interest rate                     6.0%
                        Expected dividend yield                       -
                        Expected life                             10 years
                        Expected volatility                         65.67

            The Company, as part of sales of common stock and debt financing, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and activity during 1999 and 1998:

                                                                Weighted Average
Warrants                                        Shares           Exercise Price
------------------------------               -----------        ----------------

Granted                                          30,000              $ 1.25
Exercised                                            --                  --
                                             ----------              ------
Outstanding - December 31, 1998                  30,000                1.25
Granted                                       3,762,500               7.398
Exercised                                      (167,500)              0.737
                                             ----------              ------
Outstanding - December 31, 1999               3,625,000              $7.655
                                             ==========              ======
Exercisable - December 31, 1999               3,625,000              $7.655
                                             ==========              ======


NOTE 15 -   Income Taxes

            At December 31, 1999, the Company has net operating loss carryforwards ("NOL's") of approximately $4,500,000 which expire between 2008 and 2019. The Tax Reform Act of 1986 contains provisions that may severely limit the NOL's available to be used in any given year in the event of significant changes in ownership.

            At December 31, 1999, the Company's deferred income tax assets are comprised of the tax benefits associated with the Company's NOL's and basis differences based on the statutory tax rates in effect fully offset by valuation allowances.

            The statutory federal income tax rate differs from the effective tax rate due primarily to the change in the deferred tax asset valuation allowance.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 16 -   Segment Information

            The Company adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. The Company has divided its operations into two geographic reportable segments:
            United States and United Kingdom. The reporting segments follow the same accounting policies used for the company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon income or loss from operations. There are no intersegment sales. During 1998, all operations were included under one geographical reportable segment.

            Operating segment information for the year ended December 31, 1999 is summarized as follows (in thousands):


As of and for the year
   ended December 31, 1999
                                         United       United
                                         States       Kingdom    Consolidated
Revenues                                 $   649      $  393       $ 1,042
                                         =================================
Operating loss                           $ 8,004      $  266       $ 8,290
                                         =================================
Interest expense                         $   225      $    1       $   226
                                         =================================
Depreciation and amortization            $   281      $    1       $   281
                                         =================================
Total assets                             $17,421      $2,764       $20,185
                                         =================================
Capital expenditures                     $   167      $   --       $   167
                                         =================================

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

NOTE 17 -   Subsequent Events

            In January 2000, the Company received an additional 800,000 shares of Antra's common stock bringing the Company's holdings to 2,800,000 shares (see Note 6).

            During January and February 2000, the Company issued 71,662 and 410,000 shares, respectively, of common stock to employees who exercised their stock options. The employees who received these shares gave promissory notes to the Company in the amount of $453,059.

            In February 2000, the Company granted approximately 1.6 million options to two officers/shareholders to purchase shares of the Company's common stock at $8.00 until August 1, 2000 when the exercise price became $1.00. Subject to certain criteria, the options can become exercisable at $.10 and vest over a graded period. The number of options granted under this agreement is adjusted as new shares and common stock options are issued pursuant to the agreement.

            In February 2000, the Company granted an employee an option to purchase 40,000 shares of the Company's common stock for $4.00 per share which expires in February 2005.

            In March 2000, the Company issued 208,331 additional shares of common stock to the November 1999 private placement investors. The Company originally sold 625,000 shares at $8.00 per share. A price adjustment to $6.00 per share required the issuance of the shares to maintain the original private placement price of $5,000,000 pursuant to the agreements.

            In March 2000, the Company acquired all of the assets of the network business conducted by the Web Factory, Ltd., a United Kingdom affiliate of Datatec Ltd. (a South African Company). The acquisition included financial software, customer contracts and network/computer assets for a purchase price of approximately $4,800,000. The Company made a payment of approximately $1,200,000 and is obligated to pay an additional $1,200,000 April 30, 2000, August 31, 2000 and December 31, 2000. The additional payments have not been paid in full.

            In March 2000, the Company declared a 5% stock dividend payable in April 2000 to stockholders of record March 31, 2000.

            In April 2000, the Company received loans of $50,000 each from two officer/shareholders. The loans were repaid in May 2000 with interest at 10% per annum.

            In May 2000, the Company received a short-term convertible loan of $300,000 from a non-related party. The loan matures and payment of principal and 7% interest per annum is due in October 2000. The loan is currently in default.

            In May 2000, the Company received a loan of $1,117,602 from a related party. For additional consideration of $2,500, the Company issued 5 year warrants to the lender to purchase 250,000 shares of common stock at $1.10 per share. The loan, which remains unpaid, matured on November 25, 2000 and bears interest at 9.5%. per annum. The loan is secured by all the shares of the Company's wholly owned subsidiaries, Web Factory, Ltd. and Antra Holdings Group, Inc. and was used to pay the second installment of the Web Factory note.

            In May 2000, the Company purchased 66.67% of SavonCalling.com, LLC for an initial amount of $202,000, requiring future funding. In October 2000, the agreement was amended to reduce the Company's ownership interest to 20%. Pursuant to this amendment, the Company issued 450,000 shares of its common stock and 450,000 warrants to purchase its common stock at an exercise price of $.50 for five years. The acquisition is accounted for under the equity method of accounting.

            In June 2000, the Company issued 1,617,643 additional shares of common stock to the November private placement investors. An additional price adjustment to $2.04 per share required the issuance of the shares to maintain the original private placement price of $5,000,000 pursuant to the agreements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

            In July 2000, 250,000 shares of the Company's common stock were issued to the President and CEO of the Company for personally guaranteeing a credit facility on behalf of the Company. The Company recorded compensation expense of $287,500 in relation to these shares.

            In July 2000, the Company issued $480,000 of convertible debentures due January 2, 2001 to non-related parties. The debentures accrue interest at 8% and are convertible pursuant to terms of agreements. In addition, the debt holders received 192,000, 96,000 and 96,000 warrants to purchase common stock at $2.00, $2.50 and $3.00 per share, respectively.

            In August 2000, the Company received a loan of $100,000 from a related party, which bears interest at 10% and is due in November 2000. The loan is currently in default.

            In October 2000, the Company issued $250,000 convertible debenture notes to a non-related party. The notes accrue interest at prime plus 1% and are due on demand. The notes are convertible to the Company's common stock at $0.50 per share. In addition, the debt holder received 50,000 warrants to purchase the Company's common stock at an exercise price of $0.375. These warrants are exercisable on or before November 9, 2005.

            In October 2000, the Company borrowed 300,000 pounds from a non-related party which bears interest at 4% per annum above the base rate of Royal Bank of Scotland and is due on March 1, 2001. The
            note is secured by a stock pledge and escrow agreement.

            In October 2000, the Company acquired the marketing and sales rights to the MidPoint(R) Internet software for 2,800,000 shares of the Company's common stock and a warrant to purchase 6,000,000 shares of common stock for $0.125 per share. In addition, the Company shall pay the licensor royalties as defined in the agreement.

            In December 2000, the Company granted 1,565,000 options to its employees to purchase shares of the Company's common stock at $.08 per share.

            During  2001,  the  Company   modified  the  employment   agreements
            maintained with two of their officers to provide severance payments upon termination without cause and disability (Note 13).

            In January 2001, the Company signed a letter of intent to sell its wholly-owned subsidiary ChannelNet Ltd. to a third party for an undetermined amount pursuant to a sale agreement. The parties are currently negotiating the terms of the transaction.


            In January 2001, the Company entered into negotiations with the former shareholders of IPL for an agreement whereby the Company would receive a return of approximately 1,200,000 shares of its common stock as an adjustment to the purchase price. On May 31, 2001, if the value of the Company's remaining shares held by the former IPL shareholders is less than 2,000,000 British Sterling, the Company would have to issue additional shares to equal to that value up to an additional 300,000 shares.

            In January 2001, the Company entered into an agreement to sell 100% of the outstanding stock of Web Factory and certain assets of IPL. Consideration for the sale consists of approximately $350,000 in cash, preferred stock with a stated value of $7,350,000 for corporate law purposes of a private company recently formed. The stated value is not necessarily reflective of actual value. The acquirer is liable for the indebtedness of the Web Factory in the amount of $2,500,000, which was guaranteed by the Company. The Company agreed to pay a finders fee to certain parties.


            Pursuant to an earn out provision in connection with the purchase of ChannelNet Ltd. the Company is obligated to issue 781,811 shares of its common stock valued at approximately $1,100,000 to the former shareholder of ChannelNet Ltd.