Form 10QSB/A
period 2000-03-31
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   AMENDMENT 2
                                  FORM 10-QSB/A

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000.

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________


Commission file number 33375885
                       --------

                        Teltran International Group, Ltd.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                    11-3172507
 ------------------------------           ----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

              One Penn Plaza, Suite 4430, New York, New York, 10119
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 643-1600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                                      INDEX

                                                                        PAGE NO.

Part I Financial Information

Item 1. Consolidated Financial Statements

    Consolidated Balance Sheet at March 31, 2000                          F-1

    Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999                             F-2

    Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999                                 F-3 - F-4


    Notes to Consolidated Financial Statements                         F-5 - F-7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8-10


Part II Other Information

     ITEM 1 - LEGAL PROCEEDINGS

PART 1 - FINANCIAL INFORMATION

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                             $    781,859
  Accounts receivable                                                 1,375,713
  Prepaid expenses                                                      338,769
                                                                   ------------
    Total current assets                                              2,496,341
                                                                   ------------

Machinery and equipment, net                                          5,505,376
                                                                   ------------
Other assets
  Goodwill, net                                                      13,560,295
  Investment                                                            227,000
  Intangibles, net                                                      390,697
  Security deposits and other assets                                     50,704
  Due from related parties                                              278,438
                                                                   ------------
                                                                     14,507,134
                                                                   ------------
                                                                   $ 22,508,851
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loans payable                                                    $  3,535,021
  Accounts payable                                                      496,351
  Accrued expenses and other liabilities                              1,824,184
  Deferred income                                                       239,538
  Due to related parties                                                 49,553
  Corporation taxes payable                                              15,268
                                                                   ------------
     Total current liabilities                                        6,159,915
                                                                   ------------

Long-term liabilities, loans payable                                         --
                                                                   ------------
Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000
    shares authorized and none issued and
    outstanding
  Common stock, $.001 par value, 50,000,000
    shares authorized and 16,995,980 shares
    issued and outstanding, respectively                                 16,996
  Additional paid-in capital in excess of par value                  30,129,885
  Stock subscription receivable                                        (779,786)
  Accumulated comprehensive loss                                          2,047
  Accumulated deficit                                               (13,120,206)
                                                                   ------------
                                                                     16,248,936
                                                                   ------------
                                                                   $ 22,508,851
                                                                   ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      2000              1999
                                                  ------------     ------------
Revenues
  Sales                                           $    834,634     $     83,459
  Miscellaneous                                         32,683               --
                                                  ------------     ------------
                                                       867,317           83,459

Cost of sales, purchases                               443,475          122,311
                                                  ------------     ------------

Gross profit                                           423,842          (38,852)

Operating expenses
  Selling, general and administrative                1,485,934          343,193
  Depreciation and amortization                      1,034,417              701
                                                  ------------     ------------
                                                     2,520,405          343,894

Loss from operations                                (2,096,563)        (382,746)

Interest expense                                         6,220           35,262
                                                  ------------     ------------
Loss before income taxes                            (2,102,783)        (418,008)

Income taxes                                            24,448              780
                                                  ------------     ------------
Net loss                                          $ (2,127,231)    $   (418,788)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.13)    $      (0.05)
                                                  ============     ============

Weighted average number of common shares
used in computing basic and diluted loss
per common share                                    16,619,166        8,955,146
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2000           1999
                                                     -----------    -----------
Cash flows from operating activities
  Net loss                                           $(2,127,231)   $  (418,788)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization expense              1,034,471            701
    Compensation expense related to options               30,457
    Changes in net assets and liabilities:
      Accounts receivable                               (352,659)        40,693
      Prepaid expenses and other current assets          (97,279)        14,815
      Cash repayments to factor                                         (65,193)
      Accounts payable                                   437,140            759
      Accrued expenses and other liabilities             (70,788)
      Deferred income                                    239,537
                                                     -----------    -----------
Net cash used in operating activities                   (906,352)      (427,013)
                                                     -----------    -----------
Cash flows from investing activities
  Purchases of machinery and equipment                  (439,428)
  Acquisition of assets                               (1,367,610)
  Investment in joint venture                            (25,000)
  Loans to related parties                               (53,308)
  Cash paid for investment                              (177,000)
                                                     -----------    -----------
Net cash used in investing activities                 (2,062,346)
                                                     -----------    -----------
Cash flows from financing activities
  Repayments of loans                                    (49,539)
  Convertible debentures payable                                       (180,488)
  Notes Payable                                                        (550,000)
  Conversion of convertible debenture,
    stock issued                                                        550,000
  Cash received as advances from investors                              774,756
                                                     -----------    -----------
Net cash used in financing activities                    (49,539)       594,268
                                                     -----------    -----------
Effect of exchange rate changes on cash                   (7,272)            --
                                                     -----------    -----------
Net increase (decrease) in cash                       (3,025,509)       167,255

Cash, beginning of period                              3,807,368          5,389
                                                     -----------    -----------

Cash, end of period                                  $   781,859    $   172,644
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2000           1999
                                                     -----------    -----------
Supplemental disclosure of cash
 flow information,
  Cash paid during the year for:
    Income tax                                       $        --     $       --
                                                     ===========     ==========
    Interest paid                                    $     6,220     $       --
                                                     ===========     ==========
Supplementary schedule of non-cash investing
 and financing activities
  Options exercised for notes receivable             $   453,059     $       --
                                                     ===========     ==========

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

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

NOTE 2 - Liquidity

      The Company has sustained losses since inception and for the three months ended March 31, 2000 has incurred a net loss of $2,127,231. In addition, the Company has yet to realize cash flow from operations. The Company intends to raise future capital through debt and equity financing and through the sales of its three United Kingdom subsidiaries (see Note 5). The Company then intends to focus on developing its domestic product line and customer base and secure telecommunication licenses internationally.

      There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing and attain future profitable operations, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected.

NOTE 3 - Principle of Consolidated

      The consolidated financial statements include the accounts of the Teltran International Group, LTD. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4 - Material Events

      During the quarter ended March 31, 2000, the following events occurred:

      On January 2, 2000, the Company received 800,000 additional shares of Antra's common stock bringing the Company's holdings to 2,800,000 shares. The additional shares were received in accordance with an adjustment provision in the exchange agreement for the original 2,000,000 shares the adjustment was made for the disparity in the relative market value of the common shares between the companies.

      On January 3, and February 9, 2000, the Company issued 71,662 and 410,000 shares, respectively, of common stock to employees who exercised their stock options. The employees who received these shares gave promissory notes to the Company in the amount of $453,059.

      In February 2000, the Company granted approximately 1.6 million options to two officers/shareholders to purchase shares of the Company's common stock at $8.00 until August 1, 2000 when the exercise price became $1.00. Subject to certain criteria, the options become exercisable at $.10 and vest over a graded period. The number of options granted under this agreement is adjusted as new shares and common stock options are issued pursuant to the agreement.

      On February 11, 2000, the Company granted an employee an option to purchase 40,000 shares of the Company's common stock for $4.00 per share, which expires in February 2005.

      On March 14, 2000, the Company issued 208,331 additional shares of common stock to the November 1999 private placement investors. The Company originally sold 625,000 shares at $8.00 per share. A price adjustment to $6.00 per share required the issuance of the shares to maintain the original private placement price of $5,000,000 pursuant to the agreement.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - Material Events (continued)

      On March 15, 2000 the Company acquired all of the assets of the network business conducted by the Web Factory, Ltd., a United Kingdom affiliate of Datatec Ltd. (a South African Company). The acquisition included financial software, customer contracts and network/computer assets for a purchase price of approximately $4,800,000. The Company made a payment of approximately $1,200,000 and is obligated to pay an additional $1,200,000 on April 30, 2000, August 31, 2000 and December 31, 2000. The additional payments have not been paid in full.

      On March 29, 2000 the Company declared a 5% stock dividend payable April 14, 2000 to stockholders of record March 31, 2000.

NOTE 5 - Subsequent Events

      On April 25, 2000, the Company received loans of $50,000 each from two officer/shareholders. Repayment was made in May 2000 with interest at 10% per annum.

      On May 8, 2000, the Company received a short-term loan of $300,000 from a non-related party. The loan matures and payment is due date in October 2000. The loan is currently in default.

      On May 25, 2000, the Company received a loan of $1,117,602 from a related party. For additional consideration of $2,500 the Company issued 5 year warrants to the lender to purchase 250,000 shares of common stock at 1.10 per share. The loan matures on November 25, 2000 and bears interest at 9.5% per annum. The loan is secured by all the shares of the Company's wholly owned subsidiary Teltran Web Factory Ltd. and Antra Holdings Group, Inc. and was used to pay the second installment of the Web Factory note.

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

      In August 2000, the Company received a loan of $100,000 from a related party, which bears interest at 10% and is due in November 2000. The loan is currently in default

      In October 2000, the Company issued $250,000 convertible debenture notes to a non-related party. The notes accrue interest at prime plus 1% and are due on demand. The notes are convertible to the Company's common stock at $0.50 per share. In addition, the debt holder received 50,000 warrants to purchase the Company's common stock at an exercise price of $0.375. These warrants are exercisable on or before November 9, 2005.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - Subsequent Events (continued)

      In October 2000, the Company borrowed 300,000 pounds from non-related party which bears interest at 4% per annum above the base rate of Royal Bank of Scotland and is due on March 1, 2001. The note is secured by a stock pledge and escrow agreement.

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

      A suit was commenced against the Company in October seeking an excess of $400,000 plus indeterminate and punitive damages.

      An officer of the Company resigned in December 2000. He has agreed to become a consultant. The options granted to this officer continue, including restated options arising from the rescission of options exercised for notes.


      In January 2001, the Company entered into negotiations with the former shareholders of IPL and executed an agreement whereby the Company would receive a return of 1,200,000 shares of its common stock as an adjustment to the purchase price. On May 31, 2001, if the value of the Company's remaining shares held by the former IPL shareholders is less than 2,000,000 British Sterling, the Company would have to issue additional shares equal to that value up to an additional 300,000 shares.


      In January 2001, the Company signed a letter of intent to sell its wholly owned subsidiary ChannelNet Ltd. to a third party for a determined amount pursuant to a sale agreement. The parties are currently negotiating the terms of the transaction.

      During 2001, the Company modified the employment agreements maintained with two of their officers to provide severance payments upon termination without cause and disability.


      In January 2001, the Company entered into an agreement to sell 100% of the outstanding stock of Web Factory and certain assets of IPL. Consideration for the sale consists of approximately $350,000 in cash, preferred stock with a stated value of $7,350,000 for corporate law purposes of a private company recently formed. The stated value is not necessarily reflective of actual value. The acquirer is liable for indebtedness of the Web Factory in the amount of $2,500,000, which was guaranteed by the Company. The Company agreed to pay a finders fee to certain parties.


      Pursuant to an earn out provision in connection with the purchase of ChannelNet Ltd. the Company is obligated to issue 781,811 shares of its common stock valued at approximately $1,100,000 to the former shareholder of ChannelNet Ltd.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Generally this amendment has been made to reflect the restated financial statements. Except where otherwise indicated no attempt has been made to update the other information in the report. Information has been or will be modified in subsequent reports.


GENERAL

     During August 1999 and December 1999 we acquired two new UK subsidiaries and March 2000 we acquired one new subsidiary. Therefore during most of 1999 the revenue and operating expenses of these companies were not reported. Comparisons between 1999 and 2000 may be of limited value.

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

RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999
                                   (UNAUDITED)

     Our revenues were approximately $867,000 for the first three months of 2000 while the Company had revenues of approximately $83,000 in the comparable period in 1999. This increase is primarily due to revenues generated by the acquisition of three subsidiaries. These acquisitions increase our revenues by approximately $623,000.

     The cost of sales increased over $300,000 due primarily to the expenses related to the increase in revenues from our subsidiaries. The cost of sales increased by $260,771 from our subsidiaries. The balance of the increase is a direct result of the increase in sales from the US operations.

     Selling, general and administrative expenses increased approximately $1.1 million dollars. The operations of our subsidiaries increased our operating expense by approximately $775,000. An increase in salaries, travel and entertainment, business development and related expenses are as a direct result of the companies efforts to service existing clients and acquire new clients.

     During the first quarter of 2000 we incurred amortization and depreciation expenses in the amount of $1,034,417, which is an increase of over $1 million dollars from 1999. This increase is due to a larger fixed asset base and goodwill amortization in relation to the UK subsidiaries.

     We incurred net losses of $2,127,231 in the first three months of 2000, which was an increase from the net loss of $418,788 in the first three months of 2000. This increase in loss is primarily due to the amortization and depreciation expense, as well as the cost of operations from our new subsidiaries.

LIQUIDITY

     We had working capital deficiency of approximately $3.7 million dollars at March 31, 2000 compared to a working capital of approximately $2.8 million dollars on December 31, 1999. The decrease in working capital is attributable primarily to the loans necessary for the acquisition made during March 2000, loans necessary to maintain operations and purchase equipment necessary to expand our network. The decrease also came from investment of $177,000 in a joint venture start-up entity that did not produce revenue for the company.

     The Company anticipates substantial capital and other expenditures during the year 2000. The Company will require additional funds for equipment in connection with the establishment of a network center in New York. It believes leasing arrangements may finance a portion of these costs. While our vendors may provide additional equipment without charge for calls originating over their networks, we may have to purchase additional equipment to complete calls. If we initiate additional types of telecommunications services or establishes joint ventures or other arrangements in foreign countries, we may be required to obtain additional equipment. We are required to make additional payments of over $3,600, 000 to complete the purchase of Web Factory assets, funding its United Kingdom operations, funding up to an additional $65,000 for Recordstogo and $500,000 for officer salaries. We also may expend in excess of $350,000, net, in connection with a new dial around operation. Subsequent to March 31, 2000, we have received $400,000 in short-term notes of which $100,000 was borrowed from officers and repaid. The Company cannot finance these costs from operations and will be required to obtain additional financing. We are presently exploring ways to obtain this financing. There is no assurance we may be able to obtain funding on terms favorable to us, if at all. If we cannot obtain additional financing, we may have to curtail some activities.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: February 21, 2001                   Teltran International Group, Ltd.
                                               /s/ Byron R. Lerner
                                               ---------------------------------
                                                   Byron R. Lerner
                                                   President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: February 21, 2001                   /s/ Byron R. Lerner
                                               ---------------------------------
                                                   Byron R. Lerner
                                                   President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, And Director

     Date: February 21, 2001                   /s/ James E. Tubbs
                                               ---------------------------------
                                                   James E. Tubbs
                                                   Executive Vice President,
                                                   Chief Operating Officer and
                                                   Director