Form 10QSB
period 2000-06-30
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

              One Penn Plaza, Suite 4430, New York, New York, 10119
                    (Address of Principal Executive Offices)

                                 (212) 643-1600
                (Issuer's Telephone Number, Including Area Code)

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

    Consolidated Balance Sheet at June 30, 2000                          F-1

    Consolidated Statements of Operations for the
      six and three months ended June 30, 2000 and 1999                  F-2

    Consolidated Statements of Cash Flows for the six
      and three months ended June 30, 2000 and 1999                   F-3 - F-4

    Notes to Consolidated Financial Statements                        F-5 - F-7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-9

Part II Other Information                                                 9

        ITEM 1 - LEGAL PROCEEDINGS

PART I - FINANCIAL INFORMATION

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                             $     46,628
  Accounts receivable                                                 2,513,433
  Prepaid expenses and other current assets                             387,285
                                                                   ------------
    Total current assets                                              2,947,346
                                                                   ------------
Machinery and equipment, net                                          5,301,911
                                                                   ------------
Other assets
  Goodwill, net of amortization                                      12,830,920
  Intangibles, net                                                      327,606
  Investment                                                            232,168
  Investment in joint venture                                            65,347
  Due from related parties                                              125,898
  Security deposits and other assets                                     92,293
                                                                   ------------
                                                                     13,674,232
                                                                   ------------
                                                                   $ 21,923,489
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loans payable                                                    $  3,649,627
  Accounts payable                                                    1,226,519
  Accrued expenses                                                    2,270,341
  Convertible debentures payable                                        435,000
  Deferred income                                                       288,253
  Due to related party                                                  236,444
  Corporation taxes payable                                              14,476
                                                                   ------------
    Total current liabilities                                         8,120,660
                                                                   ------------
Long-term liabilities, loans payable, stockholders'                          --
                                                                   ------------

Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized and none issued and outstanding
  Common stock, $.001 par value, 50,000,000
    shares authorized and 18,432,541 and
    7,697,295 issued and outstanding, respectively                       18,432
  Additional paid-in capital in excess of par value                  31,341,117
  Stock subscription receivable                                        (779,786)
  Translation adjustment                                               (134,983)
  Accumulated deficit                                               (16,641,951)
                                                                   ------------
                                                                     13,802,829
                                                                   ------------
                                                                   $ 21,923,489
                                                                   ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                             2000           1999            2000            1999
                                        ------------    ------------    ------------    ------------
Revenues
  Sales                                 $  1,378,621    $     99,881    $  2,213,255    $    183,340
  Miscellaneous                                 (390)          1,457          32,293           1,457
                                        ------------    ------------    ------------    ------------
                                           1,378,231         101,338       2,245,548         184,797

Cost of sales, purchases                     494,405          24,657         937,880         146,968
                                        ------------    ------------    ------------    ------------

Gross profit                                 883,826          76,681       1,307,668          37,829
                                        ------------    ------------    ------------    ------------

Expenses
  Selling, general and administrative      2,328,874       1,553,004       3,814,807       1,896,197
  Provision for impairment                   569,157       4,396,981         569,157       4,396,981
  Depreciation and amortization            1,317,797           3,122       2,383,232           3,823
                                        ------------    ------------    ------------    ------------
                                           4,215,828       5,953,107       6,767,196       6,297,001

Loss from operations                      (3,332,002)     (5,876,426)     (5,459,528)     (6,259,172)

Other income (expense)
  Income (loss) from investment in
    affiliate                                  2,611                           2,611
  Interest  expense                         (157,142)       (186,808)       (163,362)       (222,070)
                                        ------------    ------------    ------------    ------------
                                            (154,531)       (186,808)       (160,751)       (222,070)
                                        ------------    ------------    ------------    ------------
Loss before income taxes                  (3,486,533)     (6,063,234)     (5,620,279)     (6,481,242)

Income taxes                                   4,248             380          28,696           1,160
                                        ------------    ------------    ------------    ------------
Net loss                                $ (3,490,781)   $ (6,063,614)   $ (5,648,975)   $ (6,482,402)
                                        ============    ============    ============    ============

Basic and diluted loss per
 common share                           $      (0.19)   $      (0.54)   $      (0.32)   $      (0.64)
                                        ============    ============    ============    ============

Weighted average number
 of common shares
 used in computing basic
 and diluted loss
 per common share                         18,196,386      11,254,355      17,822,171      10,142,901
                                        ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                                2000            1999
                                                             -----------    -----------
Cash flows from operating activities
  Net loss                                                   $(5,648,975)   $(5,133,306)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense                      2,383,232          3,823
    Impairment                                                   569,157      3,047,887
    Compensation expense related to options                       30,455      1,267,410
    Equity in loss of non-consoldiated entities                  122,715
    Non-cash interest expense related to convertible notes       135,500        204,604
    Changes in operating assets and liabilities:
      Accounts receivable                                     (1,490,379)        (5,321)
      Prepaid expenses                                          (145,795)      (109,893)
      Cash repayments to factor                                                 (65,193)
      Increase in accounts payable and accrued expenses        1,441,885        (38,668)
    Deferred income                                              288,253
                                                             -----------    -----------
Net cash used in operating activities                         (2,313,952)      (828,657)
                                                             -----------    -----------
Cash flows from investing activities
  Purchases of machinery and equipment                          (784,126)       (29,138)
  Acquisition of assets                                       (1,367,611)
  Payment for security deposits                                  (41,589)
  Purchase of equity investment                                 (407,000)
  (Repayments of) borrowing from related parties, net            231,190
  Net cash received in acquisition                                    --          8,386
                                                             -----------    -----------
Net cash used in investing activities                         (2,369,136)       (20,752)
                                                             -----------    -----------
Cash flows from financing activities
  (Repayments of) borrowing from loans payable                   516,651           (550)
  Proceeds from debentures                                       550,000
  Proceeds from debt                                                            550,000
  Proceeds from issuance of common stock                                        244,935
  Proceeds from private placements                                            1,008,469
                                                             -----------    -----------
Net cash provided by financing activities                      1,066,651      1,802,854
                                                             -----------    -----------
Effect of exchange rate changes on cash                         (144,303)
                                                             -----------    -----------
Net increase in cash                                          (3,760,740)       953,445

Cash, beginning of period                                      3,807,368          5,389
                                                             -----------    -----------
Cash, end of period                                          $    46,628    $   958,834
                                                             ===========    ===========
Supplemental disclosure of cash flow information,
  cash paid during the period for:
    Income tax                                               $        --    $        --
                                                             ===========    ===========
    Interest paid                                            $    21,435    $    36,753
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                                2000            1999
                                                             -----------    -----------
Supplementary schedule of non-cash investing
  and financing activities

    Common stock issued in connection with acquisition       $  570,170     $        --
                                                             ==========     ===========
    Debt incurred from acquisition                           $3,349,889     $        --
                                                             ==========     ===========
    Warrants issued in connection with debt                  $  642,500     $        --
                                                             ==========     ===========
    Options exercised for notes receivable                   $  453,059     $        --
                                                             ==========     ===========
    Common stock to be issued in connection with
    acquisition earnout                                      $  547,000     $        --
                                                             ==========     ===========


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

          The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  Liquidity

          The Company has sustained losses since inception and for the six months ended June 30, 2000 has incurred a net loss of $5,648,975. In addition, the Company has yet to realize cash flow from operations. The Company intends to raise future capital through debt and equity financing and through the sales of its three United Kingdom subsidiaries (see Note 5). The Company then intends to focus on developing its domestic product line and customer base and secure telecommunication licenses internationally.

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

NOTE 4 -  Material Events

          During the quarter ended June 30, 2000, the following events occurred:

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

          In August 2000, the Company received a loan of $100,000 from a related party, which bears interest at 10% and is due in November 2000. The loan is in default.

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

          In January 2001, The Company entered into negotiations with the former shareholders of IPL for an agreement whereby the Company would receive a return of 1,200,000 shares of its common stock as an adjustment to the purchase price. On May 31, 2001, if the value of the Company's remaining shares held by the former IPL shareholders is less than 2,000,000 British Sterling, the Company would have to issue additional shares equal to that value up to an additional 300,000 shares.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     During the last two months of 1999 we acquired one new UK subsidiary and during the first quarter of 2000 we acquired one new UK subsidiary. Therefore during most of 1999 the revenue and operating expenses of these companies were not reported. Therefore, comparisons between 1999 and 2000 will be of limited value.

During the remainder of 2000 and into 2001 our Plan of Operation is to:

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

o build and develop our own telecommunication network, which will allow us to originate and terminate minutes anywhere in the world without being dependent upon any other company to transmit traffic.

o divest our subsidiaries in the UK.

We cannot assure you that we will be able to successfully implement our plan particularly in light of our financial situation.

RESULTS OF OPERATIONS

            SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999
                                   (UNAUDITED)

     Our revenues were approximately $2.2 million dollars for the first six months of 2000, which is a increase of $2 million dollars from approximately $185,000 for the same period of 1999. The increase is primarily due to revenues generated by our newly acquired subsidiaries.

     The cost of sales increased approximately $791,000 for the first six months of 2000, from $147,000 in 1999 to $938,000 in 2000. An increase of approximately $550,000 is from our new subsidiaries. The balance of the increase is due to the increased cost of telecommunication time we purchase to fulfill our agreements, which has reduced our margins.

     Selling, general and administrative expenses increased approximately $1.9 million dollars from $1,896,197 in the first six months of 1999 to $3,814,807 during the same period of 2000. The increase is from the operations of our new subsidiaries. Although, in 1999 we had incurred costs related to options granted to employees, during 2000 operating costs had increased due to the costs related to the acquisitions of the subsidiaries, which were acquired subsequent to June 1999, costs related to our efforts to increase our client base and expand our services to existing clients through the purchase and or leasing of new equipment and a significant increase in rent expense.

     During the first six months of 2000 we incurred an impairment expense of $569,157 as a result in the write-down of the investment in Savon Calling. This is approximately $3,827,000 less than the same period in 1999. We also incurred $2,383,232 in amortization and depreciation expense primarily from the acquisitions of our new subsidiaries for the first six months of 2000, which we did not incur during 1999.

     While our revenues have continued to increase, we have incurred significant expenses related to the acquisitions of the subsidiaries and costs related to the purchase and or leasing of equipment necessary to increase our sales.

           THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999
                                   (UNAUDITED)

     For the second three months of 2000 our revenues increased approximately $1.4 million dollars for the same period of 1999. This increase is due to revenues generated by our newly acquired subsidiaries.

     The cost of sales increased approximately $469,000 due primarily to the expenses related to the increase in revenues from our subsidiaries. The subsidiaries attributed approximately $200,000 to the increase for the three-month period. The balance of $250,000 is attributable to the increase of our costs of long distance, which has reduced our profit margins.

     Selling, general and administrative expenses increased during the second quarter of 2000 from $1,553,004 in 1999 to $2,328,874 in 2000. During the first six months of 1999 we incur the costs of $1.3 million dollars related to the options we did not incur these cost during 2000. However, during 2000 we did incur costs related to the operations of our UK subsidiaries that were acquired subsequent to June 1999.

     During the second quarter of 2000 we had a decrease in impairment loss of approximately $3.8 million dollars from costs $4.4 million dollars in 1999 to approximately $570,000 during the same period of 2000. However, we did incur approximately $1.3 million dollars of amortization and depreciation expense, which did not incur during the same period of 1999. This increase is due to a larger fixed asset base and goodwill amortization in relation to the UK subsidiaries. We also had increased operating expenses related to our subsidiaries, which were acquired subsequent to June 1999.

     During the second quarter of 2000, our net loss decreased from $6,063,614 in 1999 to $3,490,781 in 2000. This decrease in net loss is a result in the increase of revenues from our new subsidiaries, as well as the decrease in impairment expense.

LIQUIDITY

     We are experiencing an ongoing liquidity problem that requires us to borrow for current operations. At June 30, 2000 we had a working capital deficiency of approximately $5 million dollars compared to a working capital of approximately $2.8 million dollars at December 31, 1999. In addition to our needs for operations capital we have several projects and agreements, which require substantial funding.

     Funds are required for additional equipment in connection with the establishment of a network center in New York through out 2000. Leasing arrangements may finance a portion of these costs. We may be required to obtain additional equipment to be located abroad in connection with future telecommunication arrangements. We are required to make additional payments of approximately $2.4 (including a payment presently due) to complete the purchase of Web Factory assets, fund its United Kingdom operations, fund up to an additional $65,000 for Recordstogo and $500,000 for officer salaries. We also will expend in excess of $475,000, net, in connection with a new dial around operation.

     To meet these various funding requirements we had anticipated supplementing our revenues with equity financing. Attempts to raise funds through various private placements were unsuccessful because when we were de-listed from the OTC bulletin board in April 2000. We were then compelled to obtain loans for a portion of these requirements or defer or eliminate some of these projects.

     Through June 2000, we have received approximately $1.9 million dollars in short-term notes of which $100,000 was borrowed from officers and has been repaid. A loan of approximately $1.2 million dollars was required to purchase one of our acquisitions. There were convertible notes issued to provide funds for operations in the amount of $550,000 and an additional $312,000 funded to an investment in a joint venture. The Company cannot finance these costs from operations and will be required to obtain additional financing. We are presently exploring ways to obtain additional financing. There is no assurance we will be able to obtain funding on terms favorable to us, if at all. If we cannot obtain additional financing, we may have to curtail some activities.

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

Date: February 21, 2001

                                       Teltran International Group, Ltd.
                                       /s/ Byron R. Lerner
                                       -----------------------------------------
                                           Byron R. Lerner
                                           President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2001                /s/ Byron R. Lerner
                                       -----------------------------------------
                                           Byron R. Lerner
                                           President, Chief Executive Officer,
                                           Chief Financial Officer,
                                           and Director

Date: February 21, 2001                /s/ James E. Tubbs
                                       -----------------------------------------
                                           James E. Tubbs
                                           Executive Vice President, Chief
                                           Operating Officer and Director