Form 10QSB
period 2000-09-30
TELTRAN INTERNATIONAL GROUP LTD
filed 2001-02-22
CIK 1069793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

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

,Common Stock, $.001 par value - 20,587,515

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

    Consolidated Balance Sheet at September 30, 2000                      F-1

    Consolidated Statements of Operations for the nine and three
      months ended September 30, 2000 and 1999                            F-2

    Consolidated Statements of Cash Flows for the nine and
      three months ended September 30, 2000 and 1999                   F-3 - F-4

    Notes to Consolidated Financial Statements                         F-5 - F-6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       7-9

Part II Other Information

        ITEM 1 - LEGAL PROCEEDINGS                                         9

PART 1 - FINANCIAL INFORMATION

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                             $     48,297
  Accounts receivable                                                 2,709,495
  Prepaid expenses                                                      451,616
  Deferred financing costs                                               25,600
                                                                   ------------
    Total current assets                                              3,235,008
                                                                   ------------
Machinery and equipment, net                                          4,763,571
                                                                   ------------
Other assets
  Goodwill, net of amortization                                      12,642,726
  Intangibles, net                                                      319,890
  Investment                                                            187,648
  Investment in joint venture                                            65,347
  Due from related parties                                              187,607
  Security deposits and other assets                                     91,378
                                                                   ------------
                                                                     13,494,596
                                                                   ------------
                                                                   $ 21,493,175
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loans payable                                                    $  4,168,295
  Accounts payable                                                    1,968,860
  Accrued expenses                                                    2,696,362
  Convertible debentures payable                                        522,938
  Deferred income                                                        43,533
  Due to related party                                                  483,974
  Corporation taxes payable                                              14,157
                                                                   ------------
    Total current liabilities                                         9,898,119
                                                                   ------------
Long-term liabilities, loans payable,
  stockholders' and others                                                   --
                                                                   ------------
Stockholders' equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized and none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 20,587,515 issued and outstanding                        20,588
  Additional paid-in capital in excess of par value                  32,770,863
  Stock subscription receivable                                        (779,786)
  Translation adjustment                                               (184,577)
  Accumulated deficit                                               (20,232,032)
                                                                   ------------
                                                                     11,595,056
                                                                   ------------
                                                                   $ 21,493,175
                                                                   ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                    September 30,
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Revenues
  Sales                                      $  1,551,928    $    366,277    $  3,765,183    $    549,617
  Miscellaneous                                       (37)          6,737          32,256           8,194
                                             ------------    ------------    ------------    ------------
                                                1,551,891         373,014       3,797,439         557,811

Cost of sales, purchases                          523,975         252,563       1,461,855         399,531
                                             ------------    ------------    ------------    ------------

Gross profit                                    1,027,916         120,451       2,335,584         158,280

Operating expenses
  Selling, general and administrative           2,208,200         620,129       6,023,007       2,516,326
  Provision for impairment                                                        569,157       4,396,981
  Depreciation and amortization                 1,303,750          19,371       3,723,763          23,194
                                             ------------    ------------    ------------    ------------
                                                3,511,950         639,500      10,315,927       6,936,501

Loss from operations                           (2,484,034)       (519,049)     (7,980,343)     (6,778,221)

Other income (expense)
Income (loss) from investment in affiliate       (385,177)                       (382,566)
Interest expense                                 (676,845)           (321)       (840,207)       (222,391)
                                             ------------    ------------    ------------    ------------
                                               (1,062,022)           (321)     (1,222,773)       (222,391)
                                             ------------    ------------    ------------    ------------

Loss before income taxes                       (3,546,056)       (519,370)     (9,203,116)     (7,000,612)

Income taxes                                        7,244           1,693          35,940           2,853
                                             ------------    ------------    ------------    ------------

Net loss                                     $ (3,553,300)   $   (521,063)   $ (9,239,056)   $ (7,003,465)
                                             ============    ============    ============    ============

Basic and diluted loss per
  common share                               $      (0.18)   $      (0.04)   $      (0.51)   $      (0.64)
                                             ============    ============    ============    ============

Weighted average number
  of common shares used in
  computing basic and diluted
  loss per common share                        19,635,764      12,762,550      18,173,464      11,025,713
                                             ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         2000          1999
                                                     -----------    -----------
Cash flows from operating activities
  Net loss                                           $(9,239,056)   $(7,003,465)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense              3,723,763         23,194
    Provision for impairment                             569,157      4,396,981
    Compensation expense related to shares issued        287,500
    Compensation expense related to options               30,457      1,267,410
    Consulting expense related to shares issued           79,000
    Deferred financing costs                             (38,400)       204,604
    Non-cash interest expense related to
     convertible notes                                   728,750
    Equity in loss of non-consolidated entity            225,920
    Changes in net assets and liabilities:
      Accounts receivable                             (1,686,441)      (206,669)
      Prepaid expenses                                  (210,126)      (117,500)
      Deferred financing costs
      Cash repayments to factor                                         (65,193)
      Accounts payable and accrued expenses            2,609,928        141,652
      Deferred income                                     43,533
                                                     -----------    -----------
Net cash used in operating activities                 (2,876,017)    (1,358,986)
                                                     -----------    -----------
Cash flows from investing activities
  Purchases of machinery and equipment                  (839,342)       (29,138)
  Investment in joint venture                            (95,000)
  Purchase of equity investment                         (374,750)
  Payments for security deposits and other assets        (40,674)
  Acquisition of assets                               (1,367,611)
  Borrowings from related parties, net                   417,012
  Net cash received in acquisitions                                     101,972
                                                     -----------    -----------
Net cash (used in) provided by investing activities   (2,300,365)        72,834
                                                     -----------    -----------
Cash flows from financing activities
  Proceeds from convertible debentures payable           810,888
  (Repayments of) borrowings from loans payable,
    stockholders' and others                             800,319         (1,050)
  Proceeds from debt                                                    550,000
  Proceeds from issuance of common stock                              1,253,406
  Repayments of loan payable                                            (15,268)
                                                     -----------    -----------
Net cash provided by financing activities              1,611,207      1,787,088
                                                     -----------    -----------
Effect of exchange rate changes on cash                 (193,896)           994
                                                     -----------    -----------
Net (decrease) increase in cash                       (3,759,071)       501,930

Cash, beginning of period                              3,807,368          5,389
                                                     -----------    -----------
Cash, end of period                                  $    48,297    $   507,319
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

               TELTRAN INTERNATIONAL GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         2000          1999
                                                     -----------    -----------
Supplemental disclosure of cash
 flow information,
  Cash paid during the period for:
    Income tax                                       $        --    $        --
                                                     ===========    ===========
    Interest paid                                    $        --    $    17,466
                                                     ===========    ===========
Supplementary schedule of non-cash
  investing and financing activities
    Common stock issued in connection
      with acquisitions and investments              $   570,170    $ 4,955,995
                                                     ===========    ===========
    Debt incurred from acquisition                   $ 3,349,889    $        --
                                                     ===========    ===========
    Warrants issued in connection with debt          $ 1,160,900    $        --
                                                     ===========    ===========
    Options exercised for noted recievable           $   453,059    $        --
                                                     ===========    ===========
    Conversion of debt                               $        --    $   550,500
                                                     ===========    ===========
    Common stock to be issued in connection
      with aquisition earnout                        $ 1,094,000    $        --
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

            The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -    Liquidity

            The Company has sustained losses since inception and for the nine months ended September 30, 2000 has incurred a net loss of $9,239,056. In addition, the Company has yet to realize cash flow from operations. The Company intends to raise future capital through debt and equity financing and through the sales of its three United Kingdom subsidiaries (see Note 5). The Company then intends to focus on developing its domestic product line and customer base and secure telecommunication licenses internationally.

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

NOTE 4 -    Material Events

            During the quarter ended September 30, 2000, the following events occurred:

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

NOTE 5 -    Subsequent Events

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

            In October 2000, the SavonCalling .com, LLC agreement was amended to reduce the Company's ownership interest to 20%. Pursuant to this amendment, the Company issued 450,000 shares of its common stock and 450,000 warrants to purchase its common stock at an exercise price of $.50 for five years.

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

            In January 2001, the Company entered into negotiations with the former shareholders of IPL and for an agreement whereby the Company would receive a return of 1,200,000 shares of its common stock as an adjustment to the purchase price. On May 31, 2001, if the value of the Company's remaining shares held by the former IPL shareholders is less than 2,000,000 British Sterling, the Company would have to issue additional shares equal to that value up to an additional 300,000 shares.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

During the last two months of 1999 we acquired one new UK subsidiary and during the first quarter of 2000 we acquired two new subsidiaries. Therefore during most of 1999 the revenue and operating expenses of these companies were not report. Therefore, comparisons between 1999 and 2000 will be of limited value.

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

o build and develop our own telecommunication network, which will allow us to originate and terminate minutes anywhere n the world without being dependent upon any other company to transmit traffic.

o divest our subsidiary holdings in the UK.

We cannot assure you that we will be able to successfully implement our plan particularly in light of our financial situation.

RESULTS OF OPERATIONS

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

      Our revenues were approximately $3,800,000 for the first nine months of 2000 while we had revenues of approximately $560,000 in the comparable period in 1999. The increase in revenues primarily reflects increased revenues from our UK subsidiaries, which were acquired during the month of August 1999 through March 2000. The results for the nine months of 1999 only include revenue of one subsidiary for less than five months.

      Cost of sales increased approximately $1.1 million dollars from $399,531 for the nine months of 1999 to $1,461,855 for the same period of 2000. The increase comes primarily from our UK subsidiaries, as well as the increase of our telecommunication time cost over the prior years cost.

      Selling, general and administrative expenses increased $3.5 million dollars for the nine months of 2000 for the same period of 1999. An increase of approximately $3.4 million is a result of the operations of our subsidiaries, which were not included in 1999. In addition, we had an increase in professional fees as a result in of acquisition of the UK subsidiaries.

      In the nine months of 2000 we had a total of approximately $3.7 million dollars of cost primarily as a result of the amortization of goodwill of our subsidiaries that we did not incur during 1999. During 2000 we had approximately $570,000 of impairment expenses, which is approximately a decrease of approximately $3.8 million dollars from the same period of 1999.

      Interest expense increased $600,000 during the nine months of 2000 compared to the same period of 1999. The increase is due to warrants issued in connection with loans made to the company. Significant debt discount was derived from the warrants as well as the financing costs related to the loans. The debt discount is amortized into interest expense. These notes are short term therefore, amortized over a short period of time.

      We incurred net losses of $9,239,056 in the first nine months of 2000, which was an increase from the net loss of $7,003,465 in the first nine months of 1999. The increase was primarily due to the expenses related to the acquisition of the new entities as well as the amortization of goodwill related to the acquisitions.

       THREE MONTHS ENDED SEPTEBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

      Our revenues were approximately $1,550,000 for the third quarter of 2000 while we had revenues of approximately $370,000 in the comparable period in 1999. This increase came from sales generated by our newly acquired subsidiaries.

      Cost of sales for the three months ending September 30, 2000 increased approximately $270,000 over the same period of 1999. This increase comes from costs from our UK subsidiaries that were not included in this period of 1999.

      Selling, general and administrative expenses increased approximately $1,588,000 during the third three months of 2000 over the same period of 1999. The increase is primarily from operations related to our subsidiaries, which was not included during 1999. The additional cots of the subsidiaries amounted to approximately $1,150,000 of the increase. Salaries increase during this quarter by approximately $287,000, due to shares that were issued to an officer of the company as a result of the individual personally guarantying one of the company's loans. Professional fees increased as a result in the work required for the financing and additional requirements for filings.

      During the third quarter of 2000 we incurred amortization expenses of $1,303,750. This expense was not incurred during 1999 because the subsidiaries were acquired subsequent to August 1999.

      We incurred net losses of $3,553,300 in the third quarter of 2000, which was an increase from the net loss of $521,063 in the third quarter of 1999. The net loss increase is a result in the loss from our subsidiaries acquired subsequent to September 1999, the costs related to the acquisition, and costs related to the financing of the acquisitions.

LIQUIDITY

      We are experiencing an ongoing liquidity problem that requires us to borrow for current operations. At September 30, 2000 we had a working capital deficiency of approximately $6.7 million dollars compared to a working capital of approximately $2.8 million dollars at December 31, 1999. In addition to our needs for operations capital we have several projects and agreements, which require substantial funding. We are currently delinquent on our payables. There is no assurance we will be able to obtain funding on terms favorable to us, if at all. If we cannot obtain additional financing, we may have to curtail some activities.

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

      We have received loans of approximately $2.6 million dollars in short-term notes of which $415,000 was borrowed from officers and $100,000 has been repaid. A loan of approximately $1.2 million dollars was required to purchase one of our acquisitions. There were convertible notes issued to provide funds for operations in the amount of approximately $1,000,000, and additional funds $175,000 were required to invest in a joint venture. The convertible notes were issued in May 2000, July 2000 and October 2000, in the amounts of $300,000, $480,000, and $250,000 respectively. The original joint venture agreement gave us a 67% ownership. However, since we have been unable to maintain the required funding we were required to amend the agreement bringing our ownership to 20% and to issue 450,00 shares of common stock and 450,000 warrants to purchase one share of common stock and to pay $120,000 in cash by November 6,2000. We have decided to reduce our ownership due to our lack of funds and the joint ventures inability to produce revenues to fund its day-to-day operations.

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